Form 10-Q
period 1995-03-31
NTS PROPERTIES IV
filed 1995-05-15
CIK 719589

UNITED STATES

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D. C. 20549

                                              FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1995


                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number                   0-11655

                                NTS-PROPERTIES IV
           (Exact name of registrant as specified in its charter)

             Kentucky                                 61-1026356
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                              40223
(Address of principal executive                       (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

                              Not Applicable
           Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES  X         NO

                                          TABLE OF CONTENTS


                                                                        Pages

                                               PART I

Item 1.      Financial Statements

             Balance Sheets and Statement of Partners' Equity
               as of March 31, 1995 and December 31, 1994                   3

             Statements of Operations
               For the three months ended March 31, 1995 and 1994           4

             Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994           5

             Notes To Financial Statements                                6-9

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10-19


                                               PART II

1.       Legal Proceedings                                                 20
2.       Changes in Securities                                             20
3.       Defaults upon Senior Securities                                   20
4.       Submission of Matters to a Vote of Security Holders               20
5.       Other Information                                                 21
6.       Exhibits and Reports on Form 8-K                                  21

Signatures                                                                 22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                               As of              As of
                                           March 31, 1995   December 31, 1994*

ASSETS

      Cash and equivalents                  $  1,022,916       $  2,441,839
      Accounts receivable, net of
       allowance for doubtful accounts
       of $5,105 (1995) and $1,788 (1994)        505,479            533,971
      Land, buildings and amenities, net      15,044,637         11,974,200
      Land held for development                  297,251              --
      Other assets                               619,993            533,531
                                             ------------       ------------
                                            $ 17,490,276       $ 15,483,541
                                             ============       ============
LIABILITIES AND PARTNERS' EQUITY

      Mortgages and notes payable           $ 11,868,029       $  8,895,313
      Accounts payable - operations              150,459             98,263
      Accounts payable - construction             22,361            168,473
      Distributions payable                       90,136             90,136
      Security deposits                           77,110             75,299
      Other liabilities                           64,836              4,941
                                             ------------       ------------
                                              12,272,931          9,332,425

      Partners' equity                         5,217,345          6,151,116
                                             ------------       ------------
                                            $ 17,490,276       $ 15,483,541
                                             ============       ============

                                      Limited      General
                                      Partners     Partner         Total

PARTNERS' EQUITY
      Capital contributions net
       of offering costs (29,745
       units)                       $ 25,834,899   $    --      $ 25,834,899
      Net income - prior years           805,039       8,133         813,172
      Net loss - current year            (91,575)       (925)        (92,500)
      Cash distributions declared
       to date                       (21,095,733)   (213,298)    (21,309,031)
      Repurchase of limited
       partnership units                 (29,195)       --           (29,195)
                                     ------------   ---------    ------------
      Balances at March 31, 1995    $  5,423,435   $(206,090)   $  5,217,345
                                     ============   =========    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                NTS-PROPERTIES IV

                             STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,

                                                   1995           1994

Revenues:
      Rental income, net of provision
       for doubtful accounts of $1,776
       (1995) and $2,547 (1994)                $   763,677    $   525,621
      Interest and other income                     14,929         34,735
                                                -----------    -----------
                                                   778,606        560,356

Expenses:
      Operating expenses                           133,296        114,368
      Operating expenses - affiliated              108,219         96,480
      Amortization of capitalized
       leasing costs                                 6,278          5,282
      Interest expense                             225,538        163,904
      Management fees                               43,400         29,066
      Real estate taxes                             50,963         36,731
      Professional and administrative
       expenses                                     37,247         27,217
      Professional and administrative
       expenses - affiliated                        34,958         35,609
      Depreciation and amortization                231,207        145,119
                                                -----------    -----------
                                                   871,106        653,776
                                                -----------    -----------
Net loss                                       $   (92,500)   $   (93,420)
                                                ===========    ===========
Net loss allocated to limited
 partners                                      $   (91,575)   $   (92,486)
                                                ===========    ===========
Net loss per limited partnership unit          $     (3.08)   $     (3.11)
                                                ===========    ===========
Weighted average number of units                    29,745         29,745
                                                ===========    ===========

                                 NTS-PROPERTIES IV

                             STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                         March 31,

                                                     1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $   (92,500)   $   (93,420)
Adjustments to reconcile net loss to
 net cash provided by operating
  activities:
      Amortization of capitalized
       leasing costs                                 6,278          5,282
      Depreciation and amortization                231,207        145,119
      Provision for doubtful accounts                1,776          2,547
      Changes in assets and liabilities:
       Accounts receivable                         196,708         69,664
       Other assets                                (15,474)       (13,014)
       Accounts payable - operations                18,954        (43,506)
       Security deposits                            (4,241)          (774)
       Other liabilities                           (33,811)        38,760
                                                -----------    -----------
      Net cash provided by operating
       activities                                  308,897        110,658
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings
 and amenities                                     (20,851)       (22,293)
Decrease in accounts payable -
 construction                                     (146,112)         --
                                                -----------    -----------
   Net cash used in investing
       activities                                 (166,963)       (22,293)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and notes payable                                 (78,623)       (14,998)
Net capital contribution to a
 joint venture                                    (616,125)         --
Cash distributions                                (841,273)       (85,930)
Additions to loan costs                            (24,836)          (799)
                                                -----------    -----------
      Net cash used in financing
       activities                               (1,560,857)      (101,727)
                                                -----------    -----------
      Net decrease in cash and
       equivalents                              (1,418,923)       (13,362)

CASH AND EQUIVALENTS, beginning
 of period                                       2,441,839      4,800,842
                                                -----------    -----------
CASH AND EQUIVALENTS, end of period            $ 1,022,916    $ 4,787,480
                                                ===========    ===========
Interest paid on a cash basis                  $   194,190    $   175,798
                                                ===========    ===========

                               NTS-PROPERTIES IV

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1995 and 1994.

1.     Mortgages and Notes Payable

       Mortgages and notes payable consist of the following:

                                                    March 31,     December 31,
                                                      1995           1994

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 8.8%, due October 1, 2004,
       secured by land and building               $ 2,823,100     $ 2,869,577

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                    2,065,710       2,072,809

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                    1,967,342       1,974,103

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      345,152         340,947

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      206,061         203,550

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building                 1,414,145       1,434,327


                                        (continued next page)

                                                    March 31,    December 31,
                                                      1995           1994

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land and building                            1,029,410           --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land           83,597           --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by
       land and building                            1,647,734           --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land          225,088           --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land           60,690           --
                                                   -----------    -----------
                                                  $11,868,029     $ 8,895,313
                                                   ===========    ===========
2.     Related Party Transactions

       Property management fees of $43,400 and $29,066 for the three months ended March 31, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $667 and $1,378 as a repair and maintenance fee during the three months ended March 31, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                               1995                1994

              Administrative               $  45,282           $  44,333
              Leasing agents                  32,326              27,386
              Property management             64,334              58,239
              Other                            2,318               4,727
                                            ---------           ---------
                                           $ 144,260           $ 134,685
                                            =========           =========

3.     Commitments

       As of March 31, 1995, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., has a commitment for approximately $160,000 of tenant finish improvements. The commitment is the result of a lease renewal and expansion signed on April 28, 1994 with its major tenant Prudential Service Bureau, Inc. ("Prudential"). The lease expands Prudential's leased space by approximately 15,000 square feet and extends their lease through July 2005. The Partnership had no other material commitments for renovations or capital improvements at March 31, 1995.

4.     Lakeshore/University II Joint Venture

       On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                   Property                              Contributing Owner

         Lakeshore Business Center        NTS-Properties IV and NTS-Properties
         Phase I                          V

         Lakeshore Business Center        NTS-Properties Plus Ltd.
         Phase II

         Undeveloped land adjacent to     NTS-Properties Plus Ltd.
         the Lakeshore Business Center
         development (known as Lakeshore
         III and outparcel building
         sites)

         Undeveloped land adjacent to     NTS/Fort Lauderdale, Ltd.
         the Lakeshore Business Center
         development (known as Tract 12)

         University Business Center       NTS-Properties V and NTS-Properties
         Phase II                         Plus Ltd.

       Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

5.     Land Held for Development

       The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1995 in the land held for development is approximately $300,000. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

6.     Contingency

       An investor (the "Plaintiff") in the Partnership and in NTS-Properties V, an affiliate of the general partner of the Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties V. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnership. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

       On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,677.85 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

       During 1994, the defendants served an amended third-party complaint upon certain of the eleven limited partnerships originally sold to the Plaintiff including the Partnership and NTS-Properties V and their respective general partners NTS-Properties Associates IV and NTS-Properties Associates V. Defendants sought contribution and indemnification in an unspecified amount from each of the third-party defendants and has reached settlements with certain of them.

       The NTS third-party defendants have filed and served an amended third-party complaint upon the third-party plaintiff, and have moved to dismiss the amended third-party complaint. Discovery is currently in progress with respect to the defendants third-party claims against the eleven limited partnerships, including the NTS entities.

       The general partner of the Partnership believes that the evidence is clear that there is no basis for the allegations made by the third-party plaintiff, and that the interests of the Partnership will be vigorously defended and that cross claims will be pursued against the third-party plaintiff unless an acceptable mutual settlement is secured. Management believes that this lawsuit will have no material adverse effect on the Partnership's operations or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                 1995            1994

Wholly-Owned Properties

Commonwealth Business Center Phase I              81%             62%

Plainview Point Office Center Phases
I and II                                          74%             43%

The Willows of Plainview Phase I                  81%             86%

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at March
31, 1995)

The Willows of Plainview Phase II (10%)           90%             91%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)              See below (2)       61%

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at March
31, 1995)

Golf Brook Apartments (4%)                        94%              94%

Plainview Point III Office Center (5%)            48%              89%

Property owned in Joint Venture with
NTS-Properties VII, Ltd. and NTS-
Properties Plus Ltd. (Ownership % at
March 31, 1995)

Blankenbaker Business Center 1A (30%)            100%              100% (1)

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1995)

Lakeshore Business Center Phase I (18%)           79%          See above (2)

Lakeshore Business Center Phase II (18%)          77%               73% (3)

University Business Center Phase II (18%)        100%              100% (3)

<F1>
(1) As of March 31, 1994, the Partnership did not have an interest in this property. See page 14 for a discussion regarding the change which occurred during the third quarter of 1994.
<F2>
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See pages 14 and 15 for a discussion regarding this change.
<F3>
(3) As of March 31, 1994, the Partnership did not have an interest in this property. See pages 14 and 15 for a discussion regarding the change which occurred during the first quarter of 1995.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1995 and 1994 was as follows:

                                                   1995             1994

Wholly-Owned Properties

Commonwealth Business Center Phase I             $162,136         $121,037

Plainview Point Office Center Phases
I and II                                         $118,283         $ 63,810

The Willows of Plainview Phase I                 $236,885         $244,792

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at March
31, 1995)

The Willows of Plainview Phase II (10%)          $ 27,478         $ 28,449

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                 $ 14,282         $ 35,181

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at March
31, 1995)

Golf Brook Apartments (4%)                       $ 27,155         $ 26,076

Plainview Point III Office Center (5%)           $  5,734         $  8,770

Property Owned in Joint Venture with
NTS-Properties VII, Ltd. and NTS-
Properties Plus Ltd. (Ownership % at
March 31, 1995)

Blankenbaker Business Center 1A (30%)            $ 67,044          N/A (1)

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at March
31, 1995)

Lakeshore Business Center Phase I (18%)          $ 33,692          N/A (2)

Lakeshore Business Center Phase II (18%)         $ 36,003          N/A (3)

University Business Center Phase II (18%)        $ 38,400          N/A (3)

<F1>
(1) During the three months ended March 31, 1994, the Partnership did not have an interest in this property. See page 14 for a discussion regarding the change which occurred during the third quarter of 1994.
<F2>
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. Rental and other income for the three months ended March 31, 1994 is reflected above. See pages 14 and 15 for a discussion regarding this change.
<F3>
(3) During the first quarter of 1994, the Partnership did not have an interest in this property. See pages 14 and 15 for a discussion regarding the change which occurred during the first quarter of 1995.

The 19% increase in occupancy at Commonwealth Business Center Phase I from March 31, 1994 to March 31, 1995 is attributed to five new leases totalling approximately 15,300 square feet which includes an expansion of approximately 4,500 square feet by a major tenant in the business center. Partially offsetting the new leases are three tenant move-outs at the end of the lease terms totalling approximately 4,700 square feet. Average occupancy for the three month period increased from 66% in 1994 to 81% in 1995. Rental and other income at Commonwealth Business Center Phase I increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 31% increase in occupancy at Plainview Point Office Center Phases I and II from March 31, 1994 to March 31, 1995 is attributed to five new leases totalling approximately 18,400 square feet. Included in this total is an expansion of approximately 14,000 square feet by ITT Educational Services, Inc. ("ITT"), a major tenant in the office center. In accordance with ITT's lease, the lease term was automatically extended for a period of 10 additional years from the date of expansion (July 1994). Partially offsetting the new leases is one tenant, who previously occupied approximately 1,000 square feet, vacating at the end of the lease term. Average occupancy for the three month period increased from 43% in 1994 to 74% in 1995. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy and as a result of the increased rental rate which ITT is paying in accordance with the terms of the 10-year lease.

The Willows of Plainview Phase I's occupancy decreased from 86% as of March 31, 1994 to 81% as of March 31, 1995. Average occupancy decreased from 86%
(1994) to 80% (1995) for the three month period. Rental and other income at the Willows of Plainview Phase I decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the decrease in average occupancy and a decrease in income from fully furnished units.

The Willows of Plainview Phase II's occupancy decreased from 91% as of March 31, 1994 to 90% as of March 31, 1995. Average occupancy decreased from 92%
(1994) to 89% (1995) for the three month period. Rental and other income decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the decrease in average occupancy and a decrease in income from fully furnished units.

The 18% increase in occupancy at Lakeshore Business Center Phase I from March 31, 1994 to March 31, 1995 can be attributed to 10 new leases totalling approximately 28,800 square feet, which includes approximately 2,300 square feet in expansions by three current tenants. Included in the new leases is a five-year approximately 9,400 square foot lease which commenced during the second quarter of 1994 and a five-year approximately 6,400 square foot lease which commenced during the third quarter of 1994. The new leases and expansions are partially offset by an approximately 1,200 square foot downsizing by an existing tenant and six tenants, who occupied approximately 10,100 square feet, vacating at the end of the lease terms.
In addition to the downsizing and move-outs, the business center's leasing office of approximately 1,500 square feet was relocated to Lakeshore Business Center Phase II. The leasing office was relocated in order to accommodate a new lease, approximately 9,400 square feet (as discussed above). Average occupancy for the three month period increased from 59% in 1994 to 79% in 1995. Rental and other income at Lakeshore Business Center Phase I increased for the three months ended March 31, 1995 as compared to the same period in 1994 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I.
(See pages 14 and 15 for a discussion regarding the change.)

Golf Brook Apartments' occupancy was 94% at March 31, 1994 and 1995.
Average occupancy for the three month period increased from 93% (1994) to 94% (1995). Rental and other income for Golf Brook Apartments increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased rental rates and the increase in average occupancy.

The 41% decrease in occupancy at Plainview Point III Office Center from March 31, 1994 to March 31, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. The tenant move-outs are partially offset by a new lease of approximately 2,500 square feet. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the three month period ended March 31 decreased from 89%
(1994) to 54% (1995). Rental and other income decreased at Plainview Point III Office Center for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the decrease in occupancy.

As of March 31, 1995, a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extends the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994.

The 2% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1994 to March 31, 1995 can be attributed to four new leases for a total of approximately 11,100 square feet, an expansion of approximately 1,900 square feet by a current tenant and the fact that the business center's leasing office was relocated from Lakeshore Business Center Phase
I (owned by a joint venture between NTS-Properties IV and NTS-Properties V, affiliates of the general partner of the Partnership at the time of relocation) to an approximately 1,200 square foot suite in Lakeshore Business Center Phase II. The increases in occupancy are partially offset by an approximately 4,700 square foot downsizing by a current tenant. In accordance with the lease agreement, the tenant paid the Partnership a total of approximately $48,500 during the second and third quarters of 1994 to compensate the Partnership for lost rents and undepreciated renovation costs (recorded as lease buyout income). The increases in occupancy are also partially offset by an approximately 1,400 square foot move-out by a tenant who vacated at the end of the lease term and an approximately 2,300 square foot move-out by a tenant who vacated before the end of the lease term, but continued to make rental payments through the end of the lease term. There was no write-off of accrued income in connection with this lease. Additionally, the increases in occupancy are partially offset by an approximately 3,600 square foot move-out by a tenant who vacated and ceased making rental payments in breach of the lease agreement. Accrued income associated with this lease of approximately $17,000 was written off as uncollectible after it was determined that there was no possible collection. The accrued income which was written off is attributed to the straight-line method of accounting for rental income. Average occupancy at Lakeshore Business Center Phase II increased for the three month period from 75% in 1994 to 78% in 1995.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies and other remedies available by law.

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 58% of University Business Center Phase II. Of the total being sub-leased, 47% is being leased by a major tenant at University Business Center Phase I. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1994, on August 16, 1994, Blankenbaker Business Center Joint Venture, a joint venture between NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., affiliates of the general partner of the Partnership, amended its joint venture agreement to admit the Partnership to the Joint Venture. In accordance with the Joint Venture Agreement, the Partnership contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. As a result of its capital contribution, the Partnership obtained a 30% interest in the Joint Venture. NTS-Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions made by NTS-Properties VII, Ltd. and the Partnership. NTS-Properties VII, Ltd.'s interest in the Joint Venture remained at 31%.

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

             Property                               Contributing Owner

Lakeshore Business Center Phase I           NTS-Properties IV and NTS-
                                            Properties V

Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

             Property                               Contributing Owner

Undeveloped land adjacent to the            NTS-Properties Plus Ltd.
Lakeshore Business Center development
(known as Lakeshore III and outparcel
building sites)

Undeveloped land adjacent to the            NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center
development (known as Tract 12)

University Business Center Phase II         NTS-Properties V and NTS-Properties
                                            Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. The low level of occupancy at Plainview Point Office Center Phases I and II and at Plainview Point III Office Center are not indicative of trends in the area in which the properties are located. Based on current leasing activity, the occupancy level of the properties should improve during the next 12 months, however, there is no guarantee that this will occur.

Interest and other income includes income from short-term investments made by the Partnership with excess cash. Interest and other income decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of a decrease in excess cash available for investment.

The general partner of the Partnership believes that the results of operations for the three months ended March 31, 1995 and 1994 are not comparable and, therefore, are not included due to the fact that the three months ended March 31, 1994 do not include the results of operations for the Blankenbaker Business Center Joint Venture. The Partnership acquired an interest in the joint venture August 1994 as discussed on page 13. Comparisons of the results of operations between the 1995 and 1994 three month periods are also difficult as a result of the Partnership's investment in the L/U II Joint Venture as discussed on pages 14 and 15. These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Liquidity and Capital Resources

Cash provided by operations was $308,897 and $110,658 for the three months ended March 31, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make a 14.8% and a 1.5% (annualized) distribution of $841,273 and $85,930 for the three months ended March 31, 1995 and 1994, respectively. The $841,273 distribution made during the three months ended March 31, 1995 included a special $757,576 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions.

As of March 31, 1995, the Partnership had a mortgage payable with an insurance company in the amount of $2,823,100. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $2,065,710 and $1,967,342. Both mortgages payable are due December 5, 2003, bear interest at a fixed rate of 7% for the first 60 months and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of March 31, 1995, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,299,731 and $1,969,989. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of March 31, 1995 is $551,213 ($345,152 and $206,061). Both mortgages payable are due December 5, 2003, bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the note. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of March 31, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,710,678. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at March

31, 1995 is $1,414,145. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1995, the L/U II Joint Venture (see pages 14 and 15) had five notes payable, each with a bank, in the amount of $5,767,000, $468,333, $9,231,000, $1,261,000 and $340,000. The notes are recorded as a liability of the joint venture. The Partnership's proportionate interest in the notes as of March 31, 1995 was $3,046,519 ($1,029,410, $83,597, $1,647,734,
$225,088 and $60,690). All of the notes are due January 31, 1998, bear interest at a fixed rate of 10.6% and are secured by the assets of the joint venture. In accordance with the debt agreements, principal payments required on the $9,231,000, $1,261,000 and $5,767,000 notes payable are as follows:

     a) 12 monthly payments of $3,000 each, the first of which was due at closing. The second through 12th payments are due on the first day of February through December 1995.
     b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
     c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
     d)   Balloon payment due at maturity on January 31, 1998.

The Partnership's primary plans for its cash reserves are outlined in the following discussion. As of March 31, 1995, the Blankenbaker Business Center Joint Venture has a commitment for approximately $160,000 of tenant finish improvements. The commitment is the result of a lease renewal and expansion with Prudential. For details regarding the lease renewal and expansion see page 8. The total project consists of approximately $1.5 million of tenant finish improvements and leasing costs. The General Partner also believes that the Partnership needs to reserve funds for tenant finish improvements at the Partnership's commercial properties which will result from future lease negotiations and for leasing costs which will result from these negotiations. The General Partner also considers it necessary for the Partnership to retain a cash reserve for future renovations at the Partnership's properties. A few examples of such renovations are roof repairs or roof replacement, exterior painting and replacement of asphalt paving in parking lots. These renovations will be necessary as the Partnership's properties continue to age.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in financing activities are for cash distributions, payment of loan costs and principal payments on mortgages and notes payable. The net capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the following: 1) Interest and principal payments required by the permanent financing of The Willows of Plainview Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center
1A as previously discussed; 2) Interest and principal payments required by the notes payable of the L/U II Joint Venture; and 3) Renovations and other major capital expenditures, including tenant finish, may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1995 and 1994.

                             Net Loss           Cash             Return of
                            Allocated       Distributions         Capital

       Limited Partners:
            1995           $  (91,575)       $  832,860         $  832,860
            1994              (92,486)           85,071             85,071

       General Partner:
            1995           $     (925)       $    8,413         $    8,413
            1994                 (934)              859                859

As of March 31, 1995, Blankenbaker Business Center 1A has a commitment for approximately $160,000 of tenant finish improvements. The commitment is the result of a lease renewal and expansion with Prudential. For details regarding the lease renewal and expansion see Note 3 of the Partnership's financial statements. The Partnership had no other material commitments for renovations or capital improvements at March 31, 1995.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1995 or obtain new tenants are unknown. However, with certain properties below stabilized occupancy (see page 10), the Partnership is anticipating that a significant portion of the cash reserves will be required to improve the occupancy levels.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. Extremely weak economic conditions in Ft. Lauderdale, Florida have caused the low occupancy levels at the Lakeshore Business Center development. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to continue to improve the occupancy at the Lakeshore Business Center development, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, University Business Center Phase II and Lakeshore Business Center Phases I and II provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Lakeshore Business Center Phases I and II and University Business Center Phase II also provide for rent increases which are based upon increases in the consumer price index. Leases at Plainview Point Office Center Phases I and II and Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1995 in the land held for development is approximately $300,000. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

PART II.  OTHER INFORMATION

1.         Legal Proceedings

           An investor (the "Plaintiff") in the Partnership and in NTS-Properties V, an affiliate of the general partner of the Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties V. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnership. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

           On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,677.85 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

           During 1994, the defendants served an amended third-party complaint upon certain of the eleven limited partnerships originally sold to the Plaintiff including the Partnership and NTS-Properties V and their respective general partners NTS-Properties Associates IV and NTS-Properties Associates V. Defendants sought contribution and indemnification in an unspecified amount from each of the third-party defendants and has reached settlements with certain of them.

           The NTS third-party defendants have filed and served an amended third-party complaint upon the third-party plaintiff, and have moved to dismiss the amended third-party complaint. Discovery is currently in progress with respect to the defendants third-party claims against the eleven limited partnerships, including the NTS entities.

           The general partner of the Partnership believes that the evidence is clear that there is no basis for the allegations made by the third-party plaintiff, and that the interests of the Partnership will be vigorously defended and that cross claims will be pursued against the third-party plaintiff unless an acceptable mutual settlement is secured. Management believes that this lawsuit will have no material adverse effect on the Partnership's operations or financial condition.

2.         Changes in Securities

           None

3.         Defaults upon Senior Securities

           None

4.         Submission of Matters to a Vote of Security Holders

           None

5.         Other Information

           None

6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 27. Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NTS-PROPERTIES IV
                                             (Registrant)

                                    By:NTS-Properties Associates IV,
                                       By: NTS Capital Corporation,
                                           General Partner



                                           John W. Hampton
                                           Senior Vice President





Date:    May 11, 1995

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NTS-PROPERTIES IV
                                             (Registrant)


                                       By:NTS-Properties Associates IV
                                          By: NTS Capital Corporation,
                                              General Partner


                                              /s/ John W. Hampton
                                              John W. Hampton
                                              Senior Vice President






Date:    May 11, 1995