Form 10-Q
period 1995-06-30
NTS PROPERTIES IV
filed 1995-08-10
CIK 719589

UNITED STATES

                                   SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D. C. 20549

                                                FORM 10-Q

(Mark one)

[x]                     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995

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
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                No.)

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

                                                    YES  X         NO

                                    TABLE OF CONTENTS


                                                                         Pages

                                          PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                as of June 30, 1995 and December 31, 1994                    3

              Statements of Operations
                For the three months and six months ended
                June 30, 1995 and 1994                                       4

              Statements of Cash Flows
                For the three months and six months ended
                June 30, 1995 and 1994                                       5

              Notes To Financial Statements                                6-9

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10-19


                                     PART II

1.       Legal Proceedings                                                  20
2.       Changes in Securities                                              20
3.       Defaults upon Senior Securities                                    20
4.       Submission of Matters to a Vote of Security Holders                20
5.       Other Information                                                  21
6.       Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                            NTS-PROPERTIES IV

                            BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                               As of                As of
                                           June 30, 1995      December 31, 1994*
ASSETS
       Cash and equivalents                $    993,383           $  2,441,839
       Cash and equivalents - restricted         20,300                  --
       Accounts receivable, net of
        allowance for doubtful accounts
        of $9,644 (1995) and $1,788
        (1994)                                  495,545                533,971
       Land, buildings and amenities, net    14,863,161             11,974,200
       Land held for development                297,251                  --
       Other assets                             584,190                533,531
                                            ------------           ------------
                                           $ 17,253,830           $ 15,483,541
                                            ============           ============
LIABILITIES AND PARTNERS' EQUITY
       Mortgages and notes payable         $ 11,777,571           $  8,895,313
       Accounts payable - operations            117,131                 98,263
       Accounts payable - construction           31,431                168,473
       Distributions payable                     90,136                 90,136
       Security deposits                         78,118                 75,299
       Other liabilities                        113,231                  4,941
                                            ------------           ------------
                                             12,207,618              9,332,425

       Partners' equity                       5,046,212              6,151,116
                                            ------------           ------------
                                           $ 17,253,830           $ 15,483,541
                                            ============           ============

                                   Limited          General
                                  Partners          Partner           Total

PARTNERS' EQUITY
  Capital contributions
   net of offering costs
   (29,745 units)              $ 25,834,899      $      --        $ 25,834,899
  Net income - prior years          805,039            8,133           813,172
  Net loss - current year          (171,762)          (1,735)         (173,497)
  Cash distributions
   declared to date             (21,184,968)        (214,199)      (21,399,167)
  Repurchase of limited
   partnership units                (29,195)            --             (29,195)
                                ------------      -----------      ------------
  Balances at June 30,
   1995                        $  5,254,013      $  (207,801)     $  5,046,212
                                ============      ===========      ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                           NTS-PROPERTIES IV

                                       STATEMENTS OF OPERATIONS
                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,

                                              1995             1994             1995             1994
Revenues:
  Rental income, net of provision
   for doubtful accounts of $6,736
   (1995) and $2,546 (1994)               $  796,988       $   573,909      $ 1,560,666      $ 1,099,530
  Interest and other income                   14,295            41,338           29,223           76,069
                                           ----------       -----------      -----------      -----------
                                             811,283           615,247        1,589,889        1,175,599

Expenses:
  Operating expenses                         130,337           116,872          263,634          231,242
  Operating expenses - affiliated            102,154            97,343          210,373          193,823
  Amortization of capitalized
   leasing costs                               7,005             5,121           13,282           10,401
  Interest expense                           252,468           164,181          478,006          328,086
  Management fees                             45,668            31,744           89,069           60,810
  Real estate taxes                           55,626            36,729          106,589           73,456
  Professional and administrative
   expenses                                   28,929            28,614           66,177           55,829
  Professional and administrative
   expenses - affiliated                      35,185            35,030           70,142           70,641
  Depreciation and amortization              234,911           141,729          466,114          286,847
                                           ----------        ----------       ----------       ----------
                                             892,283           657,363        1,763,386        1,311,135
                                           ----------        ----------       ----------       ----------
Net loss                                 $   (81,000)      $   (42,116)     $  (173,497)     $  (135,536)
                                           ==========        ==========       ==========       ==========
Net loss allocated to limited
 partners                                $   (80,190)      $   (41,695)     $  (171,762)     $  (134,181)
                                           ==========        ==========       ==========       ===========
Net loss per limited partnership
 unit                                    $     (2.70)      $     (1.40)     $     (5.77)     $     (4.51)
                                           ==========        ==========       ==========       ===========
Weighted average number of units              29,745            29,745           29,745           29,745
                                           ==========        ==========       ==========

                                     NTS-PROPERTIES IV

                                 STATEMENTS OF CASH FLOWS

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,

                                                   1995              1994             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $   (81,000)      $   (42,116)     $  (173,497)     $  (135,536)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Amortization of capitalized leasing
   costs                                            7,005             5,121           13,282           10,401
  Depreciation and amortization                   234,911           141,729          466,114          286,847
  Provision for doubtful accounts                   4,346              --              6,736            2,546
  Changes in assets and liabilities:
   Accounts receivable                              5,586            11,951          201,682           81,615
   Other assets                                    22,322           (32,177)           6,843          (45,106)
   Accounts payable - operations                  (33,328)              631          (14,374)          (8,245)
   Security deposits                                1,009             6,210           (3,232)           5,436
   Other liabilities                               48,395            29,521           14,584           68,281
                                                ----------        ----------      -----------       ----------
  Net cash provided by operating
   activities                                     209,246           120,870          518,138          266,239
                                                ----------        ----------      -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                        (45,940)         (374,484)         (66,786)        (396,858)
Accounts payable - construction                     9,070           164,325         (137,042)         129,695
Increase in cash and equivalents -
 restricted                                         --                --             (20,300)           --
                                                ----------        ----------      -----------       ----------
  Net cash used in investing
   activities                                     (36,870)         (210,159)        (224,128)        (267,163)
                                                ----------        ----------      -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and notes payable                                (90,457)          (14,814)        (169,080)         (29,277)
Increase in mortgages payable                       --               32,007            --              31,472
Net capital contribution to a
 joint venture                                      --                 --           (616,125)            --
Cash distributions                                (90,136)          (85,930)        (931,409)        (171,860)
Additions to loan costs                            (1,016)             --            (25,852)            (799)
                                                ----------         ---------      -----------       ----------
  Net cash used in financing
   activities                                    (181,609)          (68,737)      (1,742,466)        (170,464)
                                                ----------         ---------      -----------       ----------
  Net decrease in cash and
   equivalents                                     (9,233)         (158,026)      (1,448,456)        (171,388)

CASH AND EQUIVALENTS, beginning of
 period                                         1,002,616         4,787,480        2,441,839        4,800,842
                                                ----------        ----------      -----------       ----------
CASH AND EQUIVALENTS, end of period           $   993,383       $ 4,629,454      $   993,383      $ 4,629,454
                                                ==========        ==========      ===========       ==========
Interest paid on a cash basis                 $   253,900       $   164,071      $   477,638      $   339,867
                                                ==========        ==========      ===========       ==========

                              NTS-PROPERTIES IV

                        NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1995 and 1994.

1.      Mortgages and Notes Payable

        Mortgages and notes payable consist of the following:

                                                       June 30,    December 31,
                                                         1995          1994

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 8.8%, due October 1, 2004,
        secured by land and building                 $ 2,775,594   $ 2,869,577

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 7%, due December 5, 2003,
        secured by land, buildings and
        amenities                                      2,058,485     2,072,809

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 7%, due December 5, 2003,
        secured by land, buildings and
        amenities                                      1,960,462     1,974,103

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 7.5%, due December 5, 2003,
        secured by land, buildings and
        amenities                                        342,724       340,947

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 7.5%, due December 5, 2003,
        secured by land, buildings and
        amenities                                         204,611      203,550

        Mortgage payable with an insurance
        company, bearing interest at a fixed
        rate of 8.5%, due November 15, 2005,
        secured by land and building                    1,393,996    1,434,327


                                 (continued next page)

                                                     June 30,      December 31,
                                                       1995            1994

        Note payable to a bank bearing
        interest at a fixed rate of 10.6%,
        due January 31, 1998, secured by
        land and building                          $ 1,027,803     $     --

        Note payable to a bank bearing
        interest at a fixed rate of 10.6%,
        due January 31, 1998, secured by land           83,597           --

        Note payable to a bank bearing
        interest at a fixed rate of 10.6%,
        due January 31, 1998, secured by
        land and building                            1,646,127           --

        Note payable to a bank bearing
        interest at a fixed rate of 10.6%,
        due January 31, 1998, secured by land          223,482           --

        Note payable to a bank bearing
        interest at a fixed rate of 10.6%,
        due January 31, 1998, secured by land           60,690           --
                                                    -----------     -----------
                                                   $11,777,571     $ 8,895,313
                                                    ===========     ===========
2.      Related Party Transactions

        Property management fees of $89,069 and $60,810 for the six months ended June 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, as permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,440 and $20,921 as a repair and maintenance fee during the six months ended June 30, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                                   1995                  1994

               Administrative                   $  91,199            $  87,896
               Leasing agents                      60,321               77,646
               Property management                127,760              114,334
               Other                                4,094                9,959
                                                 ---------            ---------
                                                $ 283,374            $ 289,835
                                                 =========            =========

3.      Cash and Equivalents - Restricted

        Cash and equivalents - restricted represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture.

4.      Reclassification of 1994 Financial Statements

        Certain reclassifications have been made to the June 30, 1994 financial statements to conform with the June 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

5.      Lakeshore/University II Joint Venture

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

6.      Contingency

        An investor (the "Plaintiff") in the Partnership and in NTS-Properties V, an affiliate of the general partner of the Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties V. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnerships. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

        On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,678 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                     1995               1994

Wholly-Owned Properties

Commonwealth Business Center Phase I                  81%                77%

Plainview Point Office Center Phases
I and II                                              74%                44%

The Willows of Plainview Phase I                      84%                95%

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at June
30, 1995)

The Willows of Plainview Phase II (10%)               89%                94%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                 See below (2)           72%

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at June
30, 1995)

Golf Brook Apartments (4%)                            93%                95%

Plainview Point III Office Center (5%)                48%                93%

Property owned in Joint Venture with
NTS-Properties VII, Ltd. and NTS-
Properties Plus Ltd. (Ownership % at
June 30, 1995)

Blankenbaker Business Center 1A (30%)                100%                91% (1)

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at June
30, 1995)

Lakeshore Business Center Phase I (18%)               83%          See above (2)

Lakeshore Business Center Phase II (18%)              82%                80% (3)

University Business Center Phase II (18%)            100%               100% (3)

(1) As of June 30, 1994, the Partnership did not have an interest in this property. See page 14 for a discussion regarding the change which occurred during the third quarter of 1994.
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See page 15 for a discussion regarding this change.
(3) As of June 30, 1994, the Partnership did not have an interest in this property. See page 15 for a discussion regarding the change which occurred during the first quarter of 1995.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1995 and 1994 was as follows:

                                        Three Months Ended   Six Months Ended
                                            June 30,             June 30,

                                        1995      1994       1995       1994

Wholly-Owned Properties

Commonwealth Business Center         $149,952   $134,810   $312,088   $255,847
Phase I

Plainview Point Office               $111,861   $ 63,208   $230,145   $127,017
Center Phases I and II

The Willows of Plainview             $250,828   $271,645   $487,712   $516,437
Phase I

Properties Owned in Joint
Venture with NTS-Properties
V (Ownership % at June
30, 1995)

The Willows of Plainview             $ 28,076  $ 28,879    $ 55,553   $ 57,327
Phase II (10%)

Lakeshore Business Center             N/A (1)  $ 41,252    $ 14,282   $ 76,434
Phase I (See L/U II Joint
Venture on page 12)

Properties Owned in Joint
Venture with NTS-Properties
VI (Ownership % at June
30, 1995)

Golf Brook Apartments (4%)           $ 27,755  $ 28,414    $ 54,911   $ 54,490

Plainview Point III Office           $  4,890  $  8,515    $ 10,623   $ 17,285
Center (5%)

Property Owned in Joint
Venture with NTS-Properties
VII, Ltd. and NTS-Properties
Plus Ltd. (Ownership % at
June 30, 1995)

Blankenbaker Business Center         $ 69,422   N/A (2)    $136,465    N/A (2)
1A (30%)

                                          (continued next page)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income for the three months ended June 30, 1995 is reflected on page 12. See page 15 for a discussion regarding this change.
(2) During the three months and six months ended June 30, 1994, the Partnership did not have an interest in this property. See page 14 for a discussion regarding the change which occurred during the third quarter of 1994.

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,

                                        1995    1994         1995       1994

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture) (Ownership
% at June 30, 1995)

Lakeshore Business Center           $ 49,248    N/A (1)    $ 82,940    N/A (1)
Phase I (18%)

Lakeshore Business Center           $ 57,264    N/A (2)    $ 93,268    N/A (2)
Phase II (18%)

University Business Center          $ 53,196    N/A (2)    $ 91,596    N/A (2)
Phase II (18%)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. Rental and other income for the three months and six months ended June 30, 1994 is reflected on page 11. See page 15 for a discussion regarding this change.
(2) During the three months and six months ended June 30, 1994, the Partnership did not have an interest in this property. See page 15 for a discussion regarding the change which occurred during the first quarter of 1995.

The 4% increase in occupancy at Commonwealth Business Center Phase I from June 30, 1994 to June 30, 1995 is attributed to two new leases totalling approximately 6,100 square feet which includes an expansion of approximately 4,500 square feet by a major tenant in the business center. Partially offsetting the new leases are two tenant move-outs at the end of the lease terms totalling approximately 3,900 square feet. Average occupancy has increased for the six months ended June 30 from 68% in 1994 to 81% in 1995 and has increased for the three month period from 70% in 1994 to 81% in 1995. Rental and other income at Commonwealth Business Center Phase I increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 30% increase in occupancy at Plainview Point Office Center Phases I and II from June 30, 1994 to June 30, 1995 is attributed to three new leases totalling approximately 17,000 square feet. Included in this total is an expansion of approximately 14,000 square feet by ITT Educational Services, Inc. ("ITT"), a major tenant in the office center. In accordance with ITT's lease, the lease term was automatically extended for a period of 10 additional years from the date of expansion (July 1994). There were no tenant move-outs during the 12 month period ended June 30, 1995. Average occupancy for the three months and six months ended June 30 increased from 43% in 1994 to 74% in 1995. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the increase in average occupancy and as a result of the increased rental rate which ITT is paying in accordance with the terms of the 10-year lease.

The Willows of Plainview Phase I's occupancy decreased from 95% as of June 30, 1994 to 84% as of June 30, 1995. Average occupancy decreased from 90%
(1994) to 82% (1995) for the six months ended June 30 and from 94% (1994) to 84% (1995) for the three month period. Rental and other income at the Willows of Plainview Phase I decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the decrease in average occupancy and a decrease in income from fully furnished units.

The Willows of Plainview Phase II's occupancy decreased from 94% as of June 30, 1994 to 89% as of June 30, 1995. Average occupancy decreased from 93%
(1994) to 90% (1995) for the six months ended June 30 and from 94% (1994) to 92% (1995) for the three month period. Rental and other income at The Willows of Plainview Phase II remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

The 11% increase in occupancy at Lakeshore Business Center Phase I from June 30, 1994 to June 30, 1995 can be attributed to eight new leases totalling approximately 20,000 square feet, which includes approximately 3,000 square feet in expansions by two current tenants. Included in the new leases is a five-year approximately 6,400 square foot lease which commenced during the third quarter of 1994 and a five-year approximately 4,800 square foot lease which commenced during the fourth quarter of 1994. The new leases and expansions are partially offset by five tenants, who occupied approximately 9,400 square feet, vacating at the end of the lease terms. Average occupancy increased from 71% (1994) to 80% (1995) for the three months ended June 30 and from 65% (1994) to 79% (1995) for the six month period. Rental and other income at Lakeshore Business Center Phase I increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See page 15 for a discussion regarding the change.)

Golf Brook Apartments' occupancy decreased from 95% as of June 30, 1994 to 93% as of June 30, 1995. Average occupancy for the six month period ended June 30 decreased from 95% (1994) to 94% (1995). Average occupancy for the three month period decreased from 96% (1994) to 94% (1995). Rental and other income at Golf Brook Apartments remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

The 45% decrease in occupancy at Plainview Point III Office Center from June 30, 1994 to June 30, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. There were no new leases during the 12 month period ended June 30, 1995.
The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the six month period ended June 30 decreased from 91% (1994) to 51% (1995). Average occupancy for the three month period decreased from 93% (1994) to 48% (1995). Rental and other income decreased at Plainview Point III Office Center for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the decrease in occupancy.

Subsequent to June 30, 1995, a new 63 month lease for approximately 10,300 square feet was signed at Plainview Point III Office Center. The tenant is expected to take occupancy during the third quarter of 1995. With this new lease, the building's occupancy will increase to 64%.

As of June 30, 1995, a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The lease expanded Prudential's leased space by approximately 15,000 square feet and extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994.

The 2% increase in occupancy at Lakeshore Business Center Phase II from June 30, 1994 to June 30, 1995 can be attributed to five new leases for a total of approximately 8,100 square feet. The new leases are partially offset by an approximately 2,800 square foot downsizing by a current tenant. In accordance with the lease agreement, the tenant paid NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership and the owner of the business center prior to its contribution to the L/U II Joint Venture (see page 15), a total of approximately $48,500 during the second and third quarters of 1994 to compensate NTS-Properties Plus Ltd. for lost rents and undepreciated renovation costs (recorded as lease buyout income). The new leases are also partially offset by an approximately 1,400 square foot move-out by a tenant who vacated at the end of the lease term and an approximately 2,300 square foot move-out by a tenant who vacated before the end of the lease term, but continued to make rental payments through the end of the lease term. There was no write-off of accrued income in connection with this lease. Average occupancy at Lakeshore Business Center Phase II increased for the six months ended June 30 from 78% (1994) to 80% (1995). Average occupancy was 81% for both the 1994 and 1995 three month periods.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical.

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 58% of University Business Center Phase II. Of the total being sub-leased, 47% is being leased by a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998.

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

Interest and other income includes income from short-term investments made by the Partnership with excess cash. Interest and other income decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of a decrease in excess cash available for investment.

The general partner of the Partnership believes that the results of operations for the three months and six months ended June 30, 1995 and 1994 are not comparable and, therefore, a discussion comparing the results of operations is not included due to the fact that the three months and six months ended June 30, 1994 do not include the results of operations for the Blankenbaker Business Center Joint Venture. The Partnership acquired an interest in the joint venture during August 1994 as discussed on page 14. Comparisons of the results of operations between the 1995 and 1994 three month and six month periods are also difficult as a result of the Partnership's investment in the L/U II Joint Venture as discussed on page
15. These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Liquidity and Capital Resources

Cash provided by operations was $518,138 and $266,239 for the six months ended June 30, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make an 8.1% and a 1.5% (annualized) distribution of $931,409 and $171,860 for the six months ended June 30, 1995 and 1994, respectively. The distribution made during the three months ended March 31, 1995 included a special $757,576 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions.

As of June 30, 1995, the Partnership had a mortgage payable with an insurance company in the amount of $2,775,594. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $2,058,485 and $1,960,462. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of June 30, 1995, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,289,101 and $1,963,642. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of June 30, 1995 is $547,335 ($342,724 and $204,611). Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture.
Currently monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of June 30, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,642,012. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1995 is $1,393,996. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,222,000, $5,758,000, $1,252,000, $468,333 and
$340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at June 30, 1995 was $1,646,127, $1,027,803, $223,482, $83,597 and
$60,690, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of June 30, 1995, approximately $87,000 remains to be escrowed of which the Partnership's proportionate share is $16,000. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,222,000, $5,758,000 and $1,252,000 notes are as follows:

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

he Partnership's primary plans for its cash reserves are outlined in the following discussion. The General Partner believes that the Partnership needs to reserve funds for tenant finish improvements and leasing costs at the Partnership's commercial properties which will result from future lease negotiations. The General Partner also considers it necessary for the Partnership to retain a cash reserve for future renovations at the Partnership's properties. A few examples of such renovations are roof repairs or roof replacement, exterior painting and replacement of asphalt paving in parking lots. These renovations will be necessary as the Partnership's properties continue to age.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows used in financing activities are for cash distributions, payment of loan costs and principal payments on mortgages and notes payable. Cash flows provided by financing activities represent an increase in mortgages payable. The net capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the following: 1) Interest and principal payments required by the permanent financing of The Willows of Plainview Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center
1A as previously discussed; 2) Interest and principal payments required by the notes payable of the L/U II Joint Venture; and 3) Renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities and the escrow funds (as discussed on page 17).

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1995 and 1994.

                            Net Loss            Cash             Return of
                           Allocated        Distributions         Capital

       Limited Partners:
             1995        $ (171,762)         $  922,095         $  922,095
             1994          (134,181)            170,141            170,141

       General Partner:
             1995        $   (1,735)         $    9,314         $    9,314
             1994            (1,355)              1,719              1,719

The Partnership had no material commitments for renovations or capital improvements at June 30, 1995.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1995 in the land held for development is approximately $300,000. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

PART II.  OTHER INFORMATION

1.        Legal Proceedings

          An investor (the "Plaintiff") in the Partnership and in NTS-Properties V, an affiliate of the general partner of the Partnership, had previously asserted claims against her investment advisor and his company in connection with her investment in eleven limited partnerships. The Plaintiff invested a total of $158,000 in the Partnership and NTS-Properties V. The amended complaint alleged that the advisor had violated federal securities laws, the Racketeer and Corrupt Influenced Organizations Act ("RICO"), and common law, related to the sale to the Plaintiff of interests in the eleven limited partnerships. The Plaintiff sought compensatory damages in an unspecified amount, recision and punitive damages plus interest, attorneys' fees and costs.

          On January 22, 1992, the Court issued a final judgment in favor of the Plaintiff and against the defendants in the amount of $579,678 on the basis of a jury finding that the defendants had breached their fiduciary duties to the Plaintiff. The other claims against the defendants were dismissed.

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

          None

3.        Defaults upon Senior Securities

          None

4.        Submission of Matters to a Vote of Security Holders

          None

5.        Other Information

          None

6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27. Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 1995.

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


Date:    August 9, 1995