Form 10-Q
period 1995-09-30
NTS PROPERTIES IV
filed 1995-11-13
CIK 719589

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995

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

                                                   YES  X         NO

                            TABLE OF CONTENTS


                                                                    Pages

                                 PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of September 30, 1995 and December 31, 1994                3

        Statements of Operations
          For the three months and nine months ended
          September 30, 1995 and 1994                                   4

        Statements of Cash Flows
          For the three months and nine months ended
          September 30, 1995 and 1994                                   5

        Notes To Financial Statements                                 6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10-20


                                 PART II

1.  Legal Proceedings                                                  21
2.  Changes in Securities                                              21
3.  Defaults upon Senior Securities                                    21
4.  Submission of Matters to a Vote of Security Holders                21
5.  Other Information                                                  21
6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                             22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES IV

            BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                          As of              As of
                                   September 30, 1995  December 31, 1994*

ASSETS

  Cash and equivalents                $    522,397       $  2,405,974
  Cash and equivalents - restricted        219,841             35,865
  Investment securities                    299,288              --
  Accounts receivable, net of
   allowance for doubtful accounts
   of $15,097 (1995) and $1,788
   (1994)                                  467,456            533,971
  Land, buildings and amenities, net    14,682,954         11,974,200
  Land held for development                297,251              --
  Other assets                             556,038            533,531
                                       ------------       ------------
                                      $ 17,045,225       $ 15,483,541
                                       ============       ============

LIABILITIES AND PARTNERS' EQUITY

  Mortgages and notes payable         $ 11,684,682       $  8,895,313
  Accounts payable - operations            135,286             98,263
  Accounts payable - construction           37,796            168,473
  Distributions payable                     90,136             90,136
  Security deposits                         81,828             75,299
  Other liabilities                        171,133              4,941
  Commitments and contingency
                                       ------------       ------------
                                        12,200,861          9,332,425

  Partners' equity                       4,844,364          6,151,116
                                       ------------       ------------
                                      $ 17,045,225       $ 15,483,541
                                       ============       ============

                               Limited       General
                               Partners      Partner        Total

PARTNERS' EQUITY
  Capital contributions net
   of offering costs
   (29,745 units)           $ 25,834,899    $      --    $ 25,834,899
  Net income - prior years       805,039          8,133       813,172
  Net loss - current year       (282,356)        (2,852)     (285,208)
  Cash distributions
   declared to date          (21,274,203)      (215,101)  (21,489,304)
  Repurchase of limited
   partnership units             (29,195)         --          (29,195)
                             ------------    -----------  ------------
  Balances at September 30,
   1995                     $  5,054,184    $  (209,820) $  4,844,364
                             ============    ===========  ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                               NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,

                                           1995         1994        1995         1994

Revenues:
  Rental income, net of provision
   for doubtful accounts of $12,197
   (1995) and $2,546 (1994)           $   831,255  $   663,055  $ 2,391,920  $ 1,762,586
  Interest and other income                12,797       41,290       42,020      117,360
                                       -----------  -----------  -----------  -----------
                                          844,052      704,345    2,433,940    1,879,946

Expenses:
  Operating expenses                      182,195      145,786      445,830      376,831
  Operating expenses - affiliated         106,554      109,355        316,927    303,179
  Write-off of unamortized tenant
   and building improvements                --          47,171        --          47,369
  Amortization of capitalized leasing
   costs                                    7,005        4,889       20,286       15,290
  Interest expense                        251,338      173,144      729,344      501,230
  Management fees                          47,879       32,432      136,946       93,242
  Real estate taxes                        54,814       37,560      161,403      111,016
  Professional and administrative
   expenses                                39,417       42,342      105,592       98,172
  Professional and administrative
   expenses - affiliated                   35,927       31,076      106,070      101,717
  Depreciation and amortization           230,636      168,699      696,750      455,546
                                       -----------  -----------  -----------  -----------
                                          955,765      792,454    2,719,148    2,103,592
                                       -----------  -----------  -----------  -----------
Net loss                              $  (111,713) $   (88,109) $  (285,208) $  (223,646)
                                       ===========  ===========  ===========  ===========
Net loss allocated to limited
 partners                             $  (110,596) $   (87,228) $  (282,356) $  (221,410)
                                       ===========  ===========  ===========  ===========
Net loss per limited partnership
 unit                                 $     (3.72) $     (2.93) $     (9.49) $     (7.44)
                                       ===========  ===========  ===========  ===========
Weighted average number of units           29,745       29,745       29,745       29,745
                                       ===========  ===========  ===========  ===========

                                     NTS-PROPERTIES IV

                                 STATEMENTS OF CASH FLOWS
                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,

                                           1995        1994         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $  (111,713) $   (88,109) $  (285,208) $  (223,646)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Accrued interest on investment
   securities                              (2,006)       --          (2,006)       --
  Amortization of capitalized leasing
   costs                                    7,005        4,889       20,286       15,290
  Write-off of unamortized tenant
   and building improvements                --          47,171         --         47,369
  Depreciation and amortization           230,636      168,699      696,750      455,546
  Provision for doubtful accounts           5,461        --          12,197        2,546
  Changes in assets and liabilities:
   Cash and equivalents - restricted      (80,762)    (102,380)    (168,481)    (138,893)
   Accounts receivable                     22,627     (333,819)     224,309     (252,204)
   Other assets                            13,262      (31,518)      20,068      (76,821)
   Accounts payable - operations           18,158     (148,909)       3,784     (157,153)
   Security deposits                        3,709       (3,094)         477        2,342
   Other liabilities                       57,902       35,427       72,486      104,223
                                       -----------  -----------  -----------  -----------
  Net cash provided by (used in)
   operating activities                   164,279     (451,643)     594,662     (221,401)
                                       -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings
 and amenities                            (42,542)    (151,452)    (109,348)    (548,310)
Increase in cash and equivalents -
 restricted                                  (128)       --         (20,428)       --
Decrease in cash and equivalents -
 restricted                                 4,933        --           4,933        --
Purchase of investment securities        (297,282)       --        (297,282)       --
Accounts payable - construction             6,365      (86,013)    (130,677)      43,682
                                       -----------  -----------  -----------  -----------
  Net cash used in investing
   activities                            (328,654)    (237,465)    (552,802)    (504,628)
                                       -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable      --       2,907,730        --       2,939,258
Principal payments on mortgages and
 note payable                             (92,890)  (3,589,445)    (261,970)  (3,618,778)
Net capital contribution to a joint
 venture                                    --        (597,357)    (616,125)    (597,357)
Cash distributions                        (90,136)     (85,930)  (1,021,546)    (257,790)
Additions to loan costs                     --         (74,997)     (25,796)     (76,312)
                                       -----------  -----------  -----------  -----------
  Net cash used in financing
   activities                            (183,026)  (1,439,999)  (1,925,437)  (1,610,979)
                                       -----------  -----------  -----------  -----------
  Net decrease in cash and
   equivalents                           (347,401)  (2,129,107)  (1,883,577)  (2,337,008)

CASH AND EQUIVALENTS, beginning of
 period                                   869,798    4,574,677    2,405,974    4,782,578
                                       -----------  -----------  -----------  -----------
CASH AND EQUIVALENTS, end of period   $   522,397  $ 2,445,570  $   522,397  $ 2,445,570
                                       ===========  ===========  ===========  ===========
Interest paid on a cash basis         $   251,883  $   200,892  $   729,521  $   540,759
                                       ===========  ===========  ===========  ===========

                            NTS-PROPERTIES IV

                      NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1. Cash and Equivalents - Restricted

   Cash and equivalents - restricted represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture, funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

2. Investment Securities

   Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at September 30, 1995:

                              Amortized      Maturity      Value At
          Type                  Cost           Date        Maturity

   Certificate of Deposit     $101,023       10/27/95      $101,407
   FNMA Discount Note          198,265       11/29/95       200,000
                               -------                      -------
                              $299,288                     $301,407
                               =======                      =======

   The Partnership held no investment securities with initial maturities greater than three months at December 31, 1994.

3. Mortgages and Notes Payable

   Mortgages and notes payable consist of the following:

                                              September 30, December 31,
                                                  1995         1994

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 8.8%, due October 1, 2004,
   secured by land and building               $ 2,727,033   $ 2,869,577

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 7%, due December 5, 2003,
   secured by land, buildings and
   amenities                                    2,051,134     2,072,809

                          (continued next page)

                                             September 30,  December 31,
                                                 1995           1994

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 7%, due December 5, 2003,
   secured by land, buildings and
   amenities                                 $ 1,953,460    $ 1,974,103

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 7.5%, due December 5, 2003,
   secured by land, buildings and
   amenities                                     339,301        340,947

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 7.5%, due December 5, 2003,
   secured by land, buildings and
   amenities                                     202,568        203,550

   Mortgage payable with an insurance
   company, bearing interest at a fixed
   rate of 8.5%, due November 15, 2005,
   secured by land and building                1,374,306      1,434,327

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land and building                           1,026,197          --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land          83,597          --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land and building                            1,644,521         --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land         221,875          --

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by land          60,690           --
                                              -----------     -----------
                                             $11,684,682     $ 8,895,313
                                              ===========     ===========

4. Related Party Transactions

   Property management fees of $136,946 and $93,242 for the nine months ended September 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, as permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,209 and $51,647 as a repair and maintenance fee during the nine months ended September 30, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                          1995            1994

          Administrative               $ 136,436       $ 125,845
          Leasing agents                  95,086         124,051
          Property management            192,700         176,066
          Other                            9,361          12,838
                                        ---------       ---------
                                       $ 433,583       $ 438,800
                                        =========       =========

5. Reclassification of 1994 Financial Statements

   Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

6. Lakeshore/University II Joint Venture

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

              Property                         Contributing Owner

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

7. Contingency

   The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner, and NTS-Properties V and its general partner, has been settled.

8. Commitments

   As of September 30, 1995, the Partnership had a commitment for approximately $95,000 of tenant finish improvements and leasing costs as a result of a new 10 1/2 year lease for approximately 4,200 square feet, at Plainview Point Office Center Phases I and II. The Partnership also had a commitment for approximately $60,000 to renovate the common area lobbies at the office center. As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $320,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $258,000 or 18%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $16,000 or 18%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                               1995          1994

Wholly-Owned Properties

Commonwealth Business Center Phase I            78%           77%

Plainview Point Office Center Phases
I and II                                        78%           69%

The Willows of Plainview Phase I                93%           97%

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at September
30, 1995)

The Willows of Plainview Phase II (10%)         94%           93%

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)           See below (2)      74%

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at
September 30, 1995)

Golf Brook Apartments (4%)                      94%           93%

Plainview Point III Office Center (5%)          65%           93%

Property owned in Joint Venture with
NTS-Properties VII, Ltd. and NTS-
Properties Plus Ltd. (Ownership % at
September 30, 1995)

Blankenbaker Business Center 1A (30%)          100%          100% (1)

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at September
30, 1995)

Lakeshore Business Center Phase I (18%)         87%     See above (2)

Lakeshore Business Center Phase II (18%)        73%           78% (3)

University Business Center Phase II (18%)      100%          100% (3)

(1) The Partnership acquired an interest in this property during the third quarter of 1994. See page 15 for a discussion regarding this capital contribution.
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See pages 15 and 16 for a discussion regarding this change.
(3) As of September 30, 1994, the Partnership did not have an interest in this property. See pages 15 and 16 for a discussion regarding the change which occurred during the first quarter of 1995.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1995 and 1994 was as follows:

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,

                                1995       1994       1995       1994

Wholly-Owned Properties

Commonwealth Business Center  $150,389   $157,479   $462,477   $413,326
Phase I

Plainview Point Office        $112,804   $ 99,838   $342,949   $226,855
Center Phases I and II

The Willows of Plainview      $280,547   $278,918   $768,620   $795,354
Phase I

Properties Owned in Joint
Venture with NTS-Properties
V (Ownership % at September
30, 1995)

The Willows of Plainview      $ 29,707   $ 30,610   $ 85,261   $ 87,937
Phase II (10%)

Lakeshore Business Center     N/A (1)    $ 42,142   $ 14,282   $118,575
Phase I (See L/U II Joint
Venture on page 12)

Properties Owned in Joint
Venture with NTS-Properties
VI (Ownership % at September
30, 1995)

Golf Brook Apartments (4%)    $ 29,251   $ 27,110   $ 84,162   $ 81,600

Plainview Point III Office    $  4,991   $  8,873   $ 15,614   $ 26,158
Center (5%)

Property Owned in Joint
Venture with NTS-Properties
VII, Ltd. and NTS-Properties
Plus Ltd. (Ownership % at
September 30, 1995)

Blankenbaker Business Center  $ 69,491   $21,499(2) $205,957   $21,499(2)
1A (30%)

                          (continued next page)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income for the three months ended September 30, 1995 is reflected on page 12. See pages 15 and 16 for a discussion regarding this change.
(2) The Partnership acquired an interest in this property during the third quarter of 1994. See page 15 for a discussion regarding this capital contribution.

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,

                                1995      1994       1995       1994

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture) (Ownership
% at September 30, 1995)

Lakeshore Business Center     $ 50,924   N/A (1)    $133,863   N/A (1)
Phase I (18%)

Lakeshore Business Center     $ 53,046   N/A (2)    $146,313   N/A (2)
Phase II (18%)

University Business Center    $ 53,272   N/A (2)    $144,868   N/A (2)
Phase II (18%)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. Rental and other income for the three months and nine months ended September 30, 1994 is reflected on page 11. See pages 15 and 16 for a discussion regarding this change.
(2) During the three months and nine months ended September 30, 1994, the Partnership did not have an interest in this property. See pages 15 and 16 for a discussion regarding the change which occurred during the first quarter of 1995.

The 1% increase in occupancy at Commonwealth Business Center Phase I from September 30, 1994 to September 30, 1995 is attributed to two new leases totalling approximately 6,100 square feet which includes an expansion of approximately 4,500 square feet by a major tenant in the business center. Partially offsetting the new leases are two tenant move-outs at the end of the lease terms totalling approximately 3,900 square feet and one tenant, who had occupied 1,600 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy has increased for the nine months ended September 30 from 71% in 1994 to 80% in 1995 and has increased for the three month period from 77% in 1994 to 79% in 1995. Rental and other income at Commonwealth Business Center Phase I increased for the nine months ended September 30, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements. Partially offsetting the increase in rental and other income for the nine month period is an increase in the provision for doubtful accounts. The decrease in rental and other income for the three month period is primarily due to an increase in the provision for doubtful accounts.

The 9% increase in occupancy at Plainview Point Office Center Phases I and II from September 30, 1994 to September 30, 1995 is attributed to four new leases totalling approximately 5,100 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There were no tenant move-outs during the 12 month period ended September 30, 1995. Average occupancy for the nine months ended September 30 increased from 51% in 1994 to 75% in 1995 and increased for the three month period from 69% in 1994 to 77% in 1995. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the increase in average occupancy and as a result of increased rental rates on lease renewals.

As of September 30, 1995, Plainview Point Office Center Phases I and II had approximately 4,200 square feet of additional space leased. The lease term is for 10 1/2 years. It is anticipated that the tenant will take occupancy during the fourth quarter of 1995 improving the office center's occupancy to 85%.

The Willows of Plainview Phase I's occupancy decreased from 97% as of September 30, 1994 to 93% as of September 30, 1995. Average occupancy decreased from 91% (1994) to 86% (1995) for the nine months ended September 30 and from 95% (1994) to 93% (1995) for the three month period. Rental and other income at the Willows of Plainview Phase I decreased for the nine months ended September 30, 1995 as compared to the same period in 1994 as a result of the decrease in average occupancy and a decrease in income from fully furnished units. Rental income remained fairly constant for the three month period.

The Willows of Plainview Phase II's occupancy increased from 93% as of September 30, 1994 to 94% as of September 30, 1995. Average occupancy decreased from 94% (1994) to 91% (1995) for the nine months ended September 30 and from 95% (1994) to 93% (1995) for the three month period. Rental and other income at The Willows of Plainview Phase II remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

The 13% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1994 to September 30, 1995 can be attributed to 10 new leases totalling approximately 19,000 square feet, which includes approximately 3,000 square feet in expansions by two current tenants. Included in the new leases is a five-year approximately 4,800 square foot lease which commenced during the fourth quarter of 1994. The new leases and expansions are partially offset by three tenants, who had occupied approximately 4,400 square feet, vacating at the end of the lease terms. Average occupancy increased from 73% (1994) to 84% (1995) for the three months ended September 30 and from 68% (1994) to 81% (1995) for the nine month period. Rental and other income at Lakeshore Business Center Phase I increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See pages 15 and 16 for a discussion regarding the change.) Partially offsetting the increase in rental and other income at Lakeshore Business Center I for both the three month and nine month periods is an increase in the provision for doubtful accounts.

As of September 30, 1995, Lakeshore Business Center Phase I had approximately 6,000 square feet of additional space leased. It is anticipated that the tenants will take occupancy during the fourth quarter of 1995 improving the business center's occupancy to 93%.

Golf Brook Apartments' occupancy increased from 93% as of September 30, 1994 to 94% as of September 30, 1995. Average occupancy for the nine month period ended September 30 increased from 94% (1994) to 95% (1995). Average occupancy for the three month period increased from 94% (1994) to 96% (1995) for the three month period. Rental and other income at Golf Brook Apartments remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

The 28% decrease in occupancy at Plainview Point III Office Center from September 30, 1994 to September 30, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. The decrease in occupancy is partially offset by a new 10,343 square foot 63-month lease. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the nine month period ended September 30 decreased from 92%
(1994) to 52% (1995). Average occupancy for the three month period decreased from 93% (1994) to 54% (1995). Rental and other income decreased at Plainview Point III Office Center for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the decrease in occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994.

The 5% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1994 to September 30, 1995 can be attributed to three tenant move-outs totalling approximately 7,200 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease term due to bankruptcy. The write-off of accrued income connected with this lease was not significant. Partially offsetting the tenant move-outs are four new leases for a total of approximately 2,900 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the nine months ended September 30 from 78%
(1994) to 79% (1995). Average occupancy decreased for the three month period from 78% (1994) to 77% (1995).

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 64% of University Business Center Phase II. Of the total being sub-leased, 52% is being leased by a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998.

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

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. The low level of occupancy at Plainview Point Office Center Phases I and II, Plainview Point III Office Center and Commonwealth Business Center Phase I are not indicative of trends in the area in which the properties are located. Based on current leasing activity, the occupancy level of the properties should improve during the next 12 months; however, there is no guarantee that this will occur.

Interest and other income includes income from short-term investments made by the Partnership with excess cash. Interest and other income decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of a decrease in excess cash available for investment.

The general partner of the Partnership believes that the results of operations for the three months and nine months ended September 30, 1995 and 1994 are not comparable and, therefore, a discussion comparing the results of operations is not included due to the fact that the Partnership acquired an interest in the Blankenbaker Business Center Joint Venture on August 16, 1994 as discussed on page 15. Comparisons of the results of operations between the 1995 and 1994 three month and nine month periods are also difficult as a result of the Partnership's investment in the L/U II Joint Venture as discussed on pages 15 and 16. These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Liquidity and Capital Resources

Cash provided by (used in) operations was $594,662 and $(221,401) for the nine months ended September 30, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make a 5.9% and a 1.5% (annualized) distribution of $1,021,546 and $257,790 for the nine months ended September 30, 1995 and 1994, respectively. The distribution made during the three months ended March 31, 1995 included a special $757,576 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital in the amount of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions.

As of September 30, 1995, the Partnership had a mortgage payable with an insurance company in the amount of $2,727,033. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $2,051,134 and $1,953,460. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of September 30, 1995, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,278,271 and $1,957,176. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of September 30, 1995 is $541,869 ($339,301 and $202,568). Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Currently monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of September 30, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,571,876. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1995 is $1,374,306. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,213,000, $5,749,000, $1,243,000,
$468,333 and $340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at September 30, 1995 was $1,644,521, $1,026,197, $221,875, $83,597 and $60,690, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of September 30, 1995, approximately $87,000 remains to be escrowed of which the Partnership's proportionate share is $16,000. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,213,000, $5,749,000 and $1,243,000 notes are as follows:

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

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities are for cash distributions, payment of loan costs and principal payments on mortgages and notes payable. Cash flows provided by financing activities represent an increase in mortgages payable. The 1995 net capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The 1994 net capital contribution to a joint venture represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's 1994 third quarter capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the following: 1) Interest and principal payments required by the permanent financing of The Willows of Plainview Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A as previously discussed; 2) Interest and principal payments required by the notes payable of the L/U II Joint Venture; and 3) Renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities and the escrow funds (as discussed on page 19).

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1995 and 1994.

                               Net Loss       Cash         Return of
                              Allocated   Distributions     Capital

               Limited Partners:
                     1995    $ (282,356)   $1,011,330     $1,011,330
                     1994      (221,410)      255,212        255,212

               General Partner:
                     1995    $   (2,852)   $   10,215     $   10,215
                     1994        (2,236)        2,578          2,578

As of September 30, 1995, the Partnership had a commitment for approximately $95,000 of tenant finish improvements and leasing costs as a result of a new 10 1/2 year lease for approximately 4,200 square feet at Plainview Point Office Center Phases I and II. The Partnership also had a commitment for approximately $60,000 to renovate the common area lobbies at the office center. As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $320,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $258,000 or 18%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $16,000 or 18%. The Partnership had no other material commitments for renovations or capital improvements at September 30, 1995.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during the next 12 months or obtain new tenants are unknown. However, with certain properties below stabilized occupancy (see page 10), the Partnership is anticipating that a significant portion of the cash reserves will be required to improve the occupancy levels.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. Historically, extremely weak economic conditions in Ft. Lauderdale, Florida caused the low occupancy levels at the Lakeshore Business Center development. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to continue to improve the occupancy at the Lakeshore Business Center development, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1995 in the land held for development is approximately $300,000. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

PART II.  OTHER INFORMATION

1.    Legal Proceedings

      The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner, and NTS-Properties V and its general partner, has been settled.

2.    Changes in Securities

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 27. Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended September 30, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NTS-PROPERTIES IV
                                       (Registrant)


                                     By:  NTS-Properties Associates IV
                                          By: NTS Capital Corporation,
                                              General Partner


                                              /s/ John W. Hampton
                                              John W. Hampton
                                              Senior Vice President


Date:  November 10, 1995