Form 10-K
period 1995-12-31
NTS PROPERTIES IV
filed 1996-03-29
CIK 719589

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1995

                                          OR

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from   _____    to    _____

                Commission file number    0-11655

                                NTS-PROPERTIES IV
             (Exact name of registrant as specified in its charter)

             Kentucky                              61-1026356
             --------                              ----------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)


  10172 Linn Station Road
  Louisville, Kentucky                               40223
  --------------------                               -----
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (502) 426-4800
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES  X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 60
Total Pages: 65

                                TABLE OF CONTENTS
                                -----------------



                                                                         Pages
                                                                         -----

                                     PART I

Items 1 and 2    Business and Properties                                  3-22
Item 3           Legal Proceedings                                          23
Item 4           Submission of Matters to a Vote of
                   Security Holders                                         23


                                     PART II


Item 5           Market for the Registrant's Limited Partnership
                   Interests and Related Partner Matters                    24
Item 6           Selected Financial Data                                    25
Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         26-40
Item 8           Financial Statements and Supplementary Data             41-55
Item 9           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                   56


                                    PART III


Item 10          Directors and Executive Officers of the
                   Registrant                                            56-57
Item 11          Management Remuneration and Transactions                   57
Item 12          Security Ownership of Certain Beneficial
                   Owners and Management                                    58
Item 13          Certain Relationships and Related Transactions          58-59


                                     PART IV


Item 14          Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                               60-64


Signatures                                                                  65

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

NTS-Properties IV., Ltd., a Kentucky Limited Partnership, (the "Partnership" or "NTS-Properties IV") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner is NTS-Properties Associates IV, a Kentucky limited partnership. As of December 31, 1995, the Partnership owned the following properties:

        - Commonwealth Business Center Phase I, a business center with approximately 57,000 net rentable ground floor square feet and approximately 24,000 net rentable mezzanine square feet in Louisville, Kentucky, constructed by the Partnership.

        - Plainview Point Office Center Phases I and II, an office center with approximately 56,000 net rentable square feet in Louisville, Kentucky, acquired complete by the Partnership.

        - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

        - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS- Properties V, a Maryland Limited Partnership, an affiliate of the general partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 10% at December 31, 1995.

        - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties VI, a Maryland Limited Partnership, an affiliate of the general partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 4% at December 31, 1995.

        - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 5% at December 31, 1995.

        - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by a joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner of the Partnership. The Joint Venture Agreement was amended to admit the Partnership during 1994. The Partnership's percentage interest in the joint venture was 30% at December 31, 1995.

        - A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 18% at December 31, 1995.

-------------------

           A description of the properties owned by the L/U II Joint Venture appears below:

           - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

           - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida, acquired complete by the joint venture.

           - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development, which is zoned for commercial development.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

Commonwealth Business Center Phase I is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1995 was $2,677,397. The mortgage bears a fixed interest rate of 8.8% and is due October 1, 2004. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Plainview Point Office Center Phases I and II is not encumbered by any outstanding mortgages at December 31, 1995.

The Willows of Plainview Phase I is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 was $3,989,989 ($2,043,653 and $1,946,336). Both mortgages currently bear a fixed interest rate of 7% and are due December 5, 2003. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, is encumbered by permanent mortgages with two insurance companies. The outstanding balances of the mortgages at December 31, 1995 was $5,217,824 ($3,267,236 and $1,950,588). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1995 is $539,523 ($337,832 and $201,691). Both
mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $458,292 ($286,968 and $171,324).

-------------------

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. This mortgage payable replaces the loan which NTS-Properties VI had obtained to fund a portion of its capital contribution to the Joint Venture. The $9,200,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears a fixed interest rate of 8.625%. The unpaid balance of the loan ($9,200,000) is due August 1, 1997.

Plainview Point III Office Center is not encumbered by any outstanding mortgages as of December 31, 1995.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1995 was $4,500,239. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,353,672. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd. are encumbered by notes payable to banks as follows:

              Note Balance
              at 12/31/95                  Encumbered Property
              ------------                 -------------------
               $9,204,000            Lakeshore Business Center Phase II
               $5,740,000            University Business Center Phase II
               $1,234,000            Outparcel building sites (3.8 acres)
               $  468,333            Outparcel building sites (3.8 acres)
               $  340,000            Outparcel building sites (2.4 acres)

The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $1,642,914, $1,024,590, $220,269, $83,597 and $60,690,
respectively. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,204,000, $5,740,000 and $1,234,000 notes are as follows:

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

A mortgage has been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000 in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the L/U II Joint Venture. Lakeshore Business Center Phase I was contributed to the joint venture free and clear of any mortgage liens.

-------------------

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and a 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $36,000 or 18%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $23,000 or 18%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. Full Sail is also a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000).

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements, of which the Partnership's proportionate share is approximately $19,000 or 18%.

The Partnership had no other material commitments for tenant improvements as of December 31, 1995.

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. A presentation about industry segments is not applicable.

The current business of the Partnership is consistent with the original purpose of the Partnership which was to invest in real property, which was either under development or proposed for development, on which it would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. The Partnership properties are in a condition suitable for their intended use.

-------------------

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. Based on current market conditions, the Partnership presently does not expect to sell any of the Partnership's properties in the next 12 months. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

Commonwealth Business Center Phase I
------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.97 to $11.83 per square foot for ground floor office space, $3.97 to $5.59 per square foot for ground floor warehouse space and $7.32 to $10.72 per square foot for mezzanine office space. The average base annual rental for all space leased as of December 31, 1995 was $8.16. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years (1). Current leases terminate between 1996 and 2004. Several of the leases provide for renewal options ranging from two to five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 11 tenants leasing office and warehouse space aggregating approximately 48,613 square feet of rentable area
(2). The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include a stockbrokerage house, food service specialists, insurance and environmental engineering. One tenant leases more than 10% of Commonwealth Business Center Phase I's rentable area: Mid-America Data Processing, Inc. (33.8%). The occupancy levels at the business center as of December 31 were 86% (1995), 82% (1994), 75% (1993), 77% (1992) and 84% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenant:

                                                   Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
                      Year of       Rentable        Base Annual        Renewal
       Name         Expiration      Area(2)           Rental           Options
       ----         ----------      -------           ------           -------

Mid-America Data
  Processing, Inc.     2004      19,101 (33.8%)  $304,116 (51.5%)       None


(1) Excluding the Mid-America Data Processing, Inc. current lease which is for 10 years.
(2) Rentable area includes only ground square feet (office and warehouse space).

------------------------------------------------

Other Tenants:

                                                 Current Base
                             Sq. Ft. and        Annual Rental
                               % of Net        and % of Gross
   No. of       Year of        Rentable          Base Annual        Renewal
   Tenants     Expiration      Area(1)             Rental           Options
   -------     ----------      -------             ------           -------

      3           1996       8,652 (15.2%)    $ 71,139 (12.0%)   1 Three-Year
      4           1997      12,009 (21.3%)    $ 99,585 (16.8%)   2 Two-Year
     None         1998            --                  --              --
      1           1999       5,224 ( 9.2%)    $ 79,692 (13.5%)   2 Three-Year
      2           2000       3,627 ( 6.4%)    $ 35,964 ( 6.1%)       (2)

(1) Rentable area includes only ground square feet (office and warehouse space).
(2)   2 Three-Year and 1 Five-Year.

Plainview Point Office Center Phases I and II
---------------------------------------------

Except as indicated in the table below and on page 9, base annual rents, which include the cost of utilities, currently range from $11.50 to $13.40 per square foot. The average base annual rental as of December 31, 1995 was approximately $11.91 per square foot. Office space is ordinarily leased for between two to five years with the majority of current square footage being leased for a term of three years (3). Current leases terminate between 1996 and 2006. One lease provides for a renewal option of five years at a rate which is negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1995, there were 10 tenants leasing office space aggregating approximately 47,581 square feet of rentable area. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, state lottery management, telemarketing services and respiratory therapy services. Three tenants lease more than 10% of Plainview Point Office Center's rentable area:
ICT Group, Inc. (10.8%), Kentucky Lottery Corporation (11.4%) and ITT Educational Services, Inc. (36.2%). The occupancy levels at the office center as of December 31 were 85% (1995), 74% (1994), 43% (1993), 40% (1992) and 56%
(1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:

                                                    Current Base
                                  Sq. Ft. and       Annual Rental
                                    % of Net       and % of Gross
                       Year of      Rentable         Base Annual       Renewal
      Name           Expiration       Area             Rental          Options
      ----           ----------       ----             ------          -------

ICT Group, Inc.         1998      6,031 (10.8%)  $ 70,524 (13.3%)    None
Kentucky Lottery
  Corporation           1997      6,374 (11.4%)  $ 73,296 (13.8%)    None
ITT Educational
  Services,  Inc.       2004     20,232 (36.2%)  $204,950 (38.7%)(4) 1 Five-Year

(3) Excluding the ITT Educational Services, Inc. current lease which is for 10 years and the Independent Life and Accident Insurance lease which is for 10 1/2 years.
(4) The lease provides that the tenant will pay its own electricity and thus the base rent is below $11.91.

---------------------------------------------------------

Other Tenants:

                                                     Current Base
                                    Sq. Ft. and      Annual Rental
                                     % of Net       and % of Gross
    No. of            Year of        Rentable        Base Annual     Renewal
    Tenants         Expiration         Area             Rental       Options
    -------         ----------         ----             ------       -------

       2                1996       5,187 ( 9.3%)   $ 60,084 (11.3%)    None
       2                1997       2,324 ( 4.2%)   $ 29,637 ( 5.6%)    None
       1                1998         936 ( 1.7%)   $ 11,700 ( 2.2%)    None
       1                1999       2,338 ( 4.2%)   $ 29,225 ( 5.5%)    None
      None           2000-2005          --                 --          None
       1                2006       4,159 ( 7.5%)   $ 49,908 ( 9.4%)    None

The Willows of Plainview Phase I
--------------------------------

Units at The Willows of Plainview Phase I include one and two-bedroom loft and deluxe apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase I start at $599 for one-bedroom apartments, $849 for two-bedroom apartments and $939 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% (1995), 87% (1994), 87%
(1993),85% (1992) and 86% (1991).

The Willows of Plainview Phase II
---------------------------------

See the discussion under The Willows of Plainview Phase I. Monthly rental rates at The Willows of Plainview Phase II start at $599 for one-bedroom apartments, $849 for two-bedroom apartments and $949 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. The occupancy levels at the apartment complex as of December 31 were 94% (1995), 93%
(1994), 91% (1993), 90% (1992) and 85% (1991).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,100 for two-bedroom apartments and $1,320 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% (1995), 93% (1994), 91% (1993), 94% (1992) and 87% (1991).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $14.25 to $15.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1995 was $14.23 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five and one-half years. Current leases terminate between 1996 and 2001. Some leases provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1995, there were six tenants leasing space aggregating approximately 40,180 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Three tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.4%), Underwriters Safety & Claims, Inc. (16.6%) and RE/MAX Properties East, Inc. (22.5%). The occupancy levels at the office center as of December 31 were 91% (1995), 91% (1994), 87%
(1993), 95% (1992) and 96% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:

                                                   Current Base
                                    Sq. Ft. and    Annual Rental
                                      % of Net    and % of Gross
                          Year of     Rentable      Base Annual        Renewal
      Name              Expiration      Area          Rental           Options
      ----              ----------      ----          ------           -------

The Prudential Company
  of America               1997     6,474 (10.4%)  $ 95,964 (16.8%) 1 Five-Year
Underwriters Safety &
  Claims, Inc.             2001    10,343 (16.6%)  $134,460 (23.5%) None
RE/MAX Properties East,
  Inc.                     1999    14,001 (22.5%)  $204,000 (35.7%) 1 Two-Year

Other Tenants:

                                                     Current Base
                                     Sq. Ft. and     Annual Rental
                                       % of Net     and % of Gross
      No. of             Year of      Rentable        Base Annual      Renewal
      Tenants           Expiration      Area            Rental         Options
      -------           ----------      ----            ------         -------

         2                 1996     7,223 (11.6%)  $106,452 (18.6%) None
         1                 1997     2,139 ( 3.4%)  $ 31,008 ( 5.4%) 1 Three-Year

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1995 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1995, 1994, 1993, 1992 and 1991 was 100%.

-------------------------------------------

The following table contains approximate data concerning the lease in effect as of December 31, 1995:

Major Tenant:
                                                   Current Base
                                  Sq. Ft. and      Annual Rental
                                   % of Net       and % of Gross
                       Year of     Rentable         Base Annual       Renewal
       Name          Expiration     Area(1)           Rental          Options
       ----          ----------     -------           ------          -------

Prudential Service
  Bureau, Inc.          2005     48,463 (100%)    $752,787 (100%)       None

(1)   Rentable area includes only ground floor square feet.

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.71 to $12.01 per square foot for first floor office space, $5.69 to $7.50 per square foot for first floor service space and $8.75 to $11.93 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1996 and 2000. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 35 tenants leasing office space (first and second floor) and service space aggregating approximately 95,069 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, financial services, engineering and management offices for both a cellular communication chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U.S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1995), 80% (1994), 58% (1993), 55% (1992) and 52% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenant:
                                                        Current Base
                                       Sq. Ft. and      Annual Rental
                                        % of Net       and % of Gross
                           Year of      Rentable         Base Annual     Renewal
       Name              Expiration       Area             Rental        Options
       ----              ----------       ----             ------        -------

U.S. Homecare Infusion
  Therapy Products of
  Florida                   1998     12,081 (11.7%)   $135,912 (14.3%)     (2)

(2)   Tenant has option to renew its lease for an unspecified period of time.

---------------------------------------------

Other Tenants:

                                                Current Base
                             Sq. Ft. and       Annual Rental
                               % of Net       and % of Gross
   No. of      Year of         Rentable         Base Annual        Renewal
   Tenants    Expiration         Area             Rental           Options
   -------    ----------         ----             ------           -------

      8          1996       13,153 (12.7%)   $129,384 (13.7%)       (1)
      8          1997       16,249 (15.7%)   $153,120 (16.1%)   2 Two-Year
      7          1998       12,960 (12.7%)   $125,736 (13.4%)   None
      7          1999       32,400 (31.4%)   $330,240 (34.8%)   4 Three-Year
      4          2000        8,226 ( 7.9%)   $ 72,756 ( 7.7%)   2 Three-Year

(1)   1 Two-Year, 1 Three-Year

Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $8.84 to $14.00 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.50 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $11.19. Space is ordinarily leased for between one and ten years with the majority of current square footage being leased for a term of five years. Current leases expire between 1996 and 2000. Three leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 18 tenants leasing office space (first and second floor) and service space aggregating approximately 68,425 square feet of rentable area (2). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, insurance, business machine sales and management offices for the Florida state lottery. One tenant leases more than 10% of Lakeshore Business Center Phase II's rentable area: Kimberly Home Health Care, Inc. (10.4%). The occupancy levels at the business center as of December 31 was 72%
(1995), 78% (1994), 75% (1993), 84% (1992) and 71% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995:

Major Tenant:

                                                 Current Base
                               Sq. Ft. and       Annual Rental
                                % of Net        and % of Gross
                  Year of       Rentable          Base Annual        Renewal
       Name     Expiration       Area               Rental           Options
       ----     ----------       ----               ------           -------

Kimberly Home
 Health Care,
 Inc.              1997      10,132 (10.4%)    $120,636 (15.8%)       None

(2) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

----------------------------------------------

Other Tenants:

                                                Current Base
                              Sq. Ft. and       Annual Rental
                                % of Net       and % of Gross
    No. of      Year of        Rentable          Base Annual       Renewal
    Tenants    Expiration        Area              Rental          Options
    -------    ----------   --------------    ----------------    ----------
       2          1996       6,930 ( 7.1%)    $ 85,500 (11.2%)       None
       4          1997      18,121 (18.7%)    $198,366 (25.9%)       None
       4          1998      16,007 (16.4%)    $164,464 (21.5%)       (1)
       2          1999       3,962 ( 4.1%)    $ 39,292 ( 5.2%)       None
       5          2000      13,273 (13.7%)    $157,630 (20.6%)       None

(1)   1 Two-Year and 2 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased as of December 31, 1995 was $12.43. The lease term is for seven years and expires in 1998. Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1995, 1994, 1993, 1992 and 1991 was 100%.

The following table contains approximate data concerning the lease in effect as of December 31, 1995.

Major Tenant:
                                                   Current Base
                                Sq. Ft. and        Annual Rental
                                  % of Net        and % of Gross
                      Year of     Rentable          Base Annual       Renewal
       Name         Expiration     Area(2)            Rental          Options
       ----         ----------     -------            ------          -------

Philip Crosby
 Associates, Inc.      1998     75,975 (100%)   $1,072,920 (100%)   1 Five-Year

(2) Rentable area includes only first floor (office and service) square feet and second floor office square feet.

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                Federal        Realty          Annual
                               Tax Basis      Tax Rate      Realty Taxes
                               ---------      --------      ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase I                $3,982,857      $.011410        $ 36,555

Plainview Point Office
Center Phases I and II         3,392,744       .011410          18,449

                             (continued next page)

                                Federal        Realty          Annual
                               Tax Basis      Tax Rate      Realty Taxes
                               ---------      --------      ------------
The Willows of
Plainview Phase I             $ 7,317,902     $.011410        $ 53,320

Property Owned in Joint
Venture with NTS-
Properties V
------------

The Willows of
Plainview Phase II              7,858,570      .011410          59,528

Properties Owned in
Joint Venture with NTS-
Properties VI
-------------

Golf Brook Apartments          16,100,810      .018950         224,493

Plainview Point III
Office Center                   4,246,199      .011410          35,667

Property Owned in Joint
Venture with NTS-
Properties VII and NTS-
Properties Plus Ltd.
--------------------

Blankenbaker Business
Center 1A                       7,356,545      .011410          66,685

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture
-------

Lakeshore Business
Center Phase I                 10,021,413      .027197         138,990

Lakeshore Business
Center Phase II                11,999,046      .027197         128,497

University Business
Center Phase II                 7,104,723      .023212         106,191

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Ventures
----------------------------

NTS Willows Phase II Joint Venture - On September 1, 1984, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate a 144 - unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Partnership, other than its cash and cash equivalent assets;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 1995.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 is $5,217,824 ($3,267,236 and $1,950,588). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1995 is $539,523 ($337,832 and $201,691). Both mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $458,292 ($286,968 and $171,324). See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financing.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (A) the gross receipts from the operations of the Joint Venture Property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture Property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 10% at December 31, 1995.

----------------------------------------

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

NTS Ft. Lauderdale Office Joint Venture - On April 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate an office warehouse building in Ft. Lauderdale, Florida known as Lakeshore Business Center Phase I.

The Partnership contributed land valued at $1,752,982 and NTS-Properties V contributed approximately $9,170,000, the cost of constructing and leasing the building. On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the Lakeshore/University II Joint Venture, see pages 19 through 21.

NTS Sabal Golf Villas Joint Venture - On September 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Partnership, other than its cash and cash-equivalent assets;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately
$15.8 million, the cost of constructing and leasing the apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1995.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The Term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken in to account only to the

----------------------------------------

extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 4% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Plainview Point III Joint Venture - On March 1, 1987, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point III Office Center. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property, unless such disposition is, in whole or in part, represented by a promissory note of the purchaser;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 30, 2026.

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1995.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken in to account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 5% at December 31, 1995.

----------------------------------------

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Blankenbaker Business Center Joint Venture - On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS- Properties VII, Ltd., affiliates of the general partner, to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the general partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property and Parking Lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. For a further discussion regarding the permanent financing, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7).

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which are associated with the Prudential Service Bureau, Inc. lease renewal and expansion. For a further discussion of the lease renewal and expansion, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS- Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties

----------------------------------------

Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, Prudential now occupies 100% of the business center. No future contributions are anticipated as of December 31, 1995.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with the respective Percentage Interests. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of
(i) all cash operating expenses paid by the Joint Venture Property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property and
(iv) reserves for contingent liabilities and future expenses of the Joint Venture Property as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 30% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS- Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

               Property                            Contributing Owner
               --------                            ------------------

      Lakeshore Business Center Phase I        NTS-Properties IV and NTS-
                                               Properties V

      Lakeshore Business Center Phase II       NTS-Properties Plus Ltd.

      Undeveloped land adjacent to the         NTS-Properties Plus Ltd.
      Lakeshore Business Center
      development (3.8 acres)

----------------------------------------

               Property                            Contributing Owner
               --------                            ------------------

      Undeveloped land adjacent to the         NTS/Fort Lauderdale, Ltd.
      Lakeshore Business Center
      development (2.4 acres)

      University Business Center Phase II      NTS-Properties V and NTS-
                                               Properties Plus Ltd.

The term of the Joint Venture shall continued until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the Real Property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

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

The properties of the L/U II Joint Venture are encumbered by notes payable to banks as follows:

              Note Balance
              at 12/31/95                   Encumbered Property
              ------------                  -------------------
               $9,204,000             Lakeshore Business Center Phase II
               $5,740,000             University Business Center Phase II
               $1,234,000             Outparcel building sites (3.8 acres)
               $  468,333             Outparcel building sites (3.8 acres)
               $  340,000             Outparcel building sites (2.4 acres)

The notes are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the notes at December 31, 1995 is $3,032,060 ($1,642,914, $1,024,590, $220,269, $83,597 and $60,690). The notes bear a fixed interest rate of 10.6% and are due January 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financing.

----------------------------------------

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B)(iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture and (iv) reserves for contingent liabilities and future expenses of the Joint Venture, as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and
(iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 18% at December 31, 1995.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1995.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In the vicinity of Golf Brook Apartments, there are 240 apartment units currently under construction which are scheduled to be completed during the second quarter of 1996. At this time it is unknown the effect these new units will have on occupancy at Golf Brook Apartments. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates IV, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates IV. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $186,176 for the year ended December 31, 1995. $122,736 was received from commercial properties and $63,440 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

------------------------------------

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the Partnership of the General Partner for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than that previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner, and NTS-Properties V, an affiliate of the general partner of the Partnership, and its general partner has been settled. At a settlement conference before the Court (U.S.D.C., S.D. NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of Third-Party Plaintiffs in exchange for the payment by the Partnership and NTS-Properties V of the sum of $45,000 each.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. The Partnership had 2,847 limited partners as of February 29, 1996. Cash distributions and allocations of income and loss are made as described in Note 1C to the Partnership's 1995 financial statements.

Annual  distributions  totalling $37.00 (1995),  $11.58 (1994) and $11.44 (1993)
were paid per limited partnership unit. 1995 distributions include a $25 per unit special distribution from the Partnership's cash reserves. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                     1995              1994             1993
                                  ----------        ----------       ---------

First quarter                       $28.00            $ 2.86           $ 2.86
Second quarter                        3.00              2.86             2.86
Third quarter                         3.00              2.86             2.86
Fourth quarter                        3.00              3.00             2.86
                                     ------           ------           ------

                                    $37.00            $11.58           $11.44
                                    ======            ======           ======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.


                                                    Cash
                           Net Loss            Distributions         Return of
                          Allocated               Declared            Capital
                          ---------               --------            -------

Limited Partners:
       1995               $(422,220)             $1,100,565         $1,100,565
       1994                (303,153)                344,447            344,447
       1993                (261,903)                340,282            340,282

General Partner:
       1995               $  (4,265)             $   11,117         $   11,117
       1994                  (3,062)                  3,479              3,479
       1993                  (2,645)                  3,438              3,438



Item 6.  Selected Financial Data

Years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                                  1995               1994              1993              1992              1991
                                               -----------       ------------      ------------      ------------      ------------

Rental and other income                        $  3,285,430      $  2,595,299      $  2,184,317      $  2,302,901      $  2,223,278
Total expenses                                   (3,711,915)       (2,901,514)       (2,448,865)       (2,274,943)       (2,515,278)
                                               ------------      ------------      ------------      ------------      ------------

Net income (loss)                              $   (426,485)     $   (306,215)     $   (264,548)     $     27,958      $   (292,000)
                                               ============      ============      ============      ============      ============

Net income (loss) allocated to:
 General partner                               $     (4,265)     $     (3,062)     $     (2,645)     $        280      $     (2,920)
 Limited partners                              $   (422,220)     $   (303,153)     $   (261,903)     $     27,678      $   (289,080)

Net income (loss) per
limited partnership unit                       $     (14.19)     $     (10.19)     $      (8.80)     $        .93      $      (9.72)

Weighted average number
 of limited partnership
 units                                               29,745            29,745            29,745            29,745            29,745

Cumulative net income
 (loss) allocated to:
  General partner                              $      3,868      $      8,133      $     11,195      $     13,840      $     13,560
  Limited partners                             $    382,819      $    805,039      $  1,108,192      $  1,370,095      $  1,342,417

Cumulative taxable income
 (loss) allocated to:
  General partner                              $    (24,486)     $    (20,830)     $    (14,278)     $     (9,650)     $     (8,381)
  Limited partners                             $ (2,424,353)     $ (2,062,388)     $ (1,413,707)     $   (955,538)     $   (829,859)

Distributions declared:
 General partner                               $     11,117      $      3,479      $      3,438      $      5,163      $     10,053
 Limited partners                              $  1,100,565      $    344,447      $    340,282      $    511,175      $    995,268

Cumulative distributions
 declared to:
  General partner                              $    216,002      $    204,885      $    201,406      $    197,968      $    192,805
  Limited partners                             $ 21,384,794      $ 20,284,229      $ 19,939,782      $ 19,599,500      $ 19,088,325

At year end:
Land, buildings and
 amenities, net                                $ 14,617,818      $ 11,974,200      $  9,808,367      $ 10,251,046      $ 10,757,838

Total assets                                   $ 16,645,788      $ 15,483,541      $ 15,242,567      $ 11,537,027      $ 12,112,817

Mortgages and notes
 payable                                       $ 11,592,641      $  8,895,313      $  8,132,325      $  3,883,000      $  3,883,000


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                         Percentage
                                        Ownership at
                                          12/31/95      1995      1994     1993
                                        ------------    ----      ----     ----
Wholly-Owned Properties
-----------------------
Commonwealth Business Center                 100%        86%       82%      75%
Phase I

Plainview Point Office Center                100%        85%       74%      43%
Phases I and II

The Willows of Plainview Phase I             100%        91%       87%      87%

Properties Owned in Joint Venture
with NTS-Properties V
---------------------
The Willows of Plainview Phase II             10%        94%       93%      91%

Lakeshore Business Center Phase I             N/A        See       80%      58%
                                                       below
                                                         (2)
Properties Owned in Joint Venture
with NTS-Properties VI
----------------------
Golf Brook Apartments                          4%        91%       93%      91%

Plainview Point III Office Center              5%        91%       91%      87%


Property Owned in Joint Venture
with NTS-Properties VII, Ltd. and
NTS-Properties Plus Ltd.
------------------------
Blankenbaker Business Center 1A               30%       100%      100%      N/A
                                                                   (1)      (1)

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------
Lakeshore Business Center Phase I             18%        92%       See      See
                                                                 above    above
                                                                   (2)      (2)

Lakeshore Business Center Phase II            18%        72%       78%      75%
                                                                   (3)      (3)

University Business Center                    18%       100%      100%     100%
Phase II                                                           (3)      (3)

(1) The Partnership acquired an interest in this property during the third quarter of 1994. See page 32 for a discussion regarding this capital contribution.
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See pages 32 and 33 for a discussion regarding this change.
(3) As of December 31, 1994 and 1993, the Partnership did not have an interest in this property. See pages 32 and 33 for a discussion regarding the change which occurred during the first quarter of 1995.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1995, 1994 and 1993 were as follows:


                             Percentage
                              Ownership
                             at 12/31/95     1995          1994          1993
                             -----------  ----------    ----------    ----------

Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase I                    100%    $  618,041    $  565,572    $  517,022

Plainview Point Office
Center Phases I and II            100%    $  462,855    $  324,433    $  267,383

The Willows of Plainview
Phase I                           100%    $1,043,360    $1,060,995    $  976,437

Properties Owned in Joint
Venture with NTS-
Properties V
------------

The Willows of Plainview
Phase II                           90%    $  115,380    $  118,399    $  110,332

Lakeshore Business Center
Phase I                            N/A    $   14,282    $  163,127    $  135,145
                                                 (1)

Properties Owned in Joint
Venture with NTS-
Properties VI
-------------

Golf Brook Apartments               4%    $  112,549    $  108,795    $  105,868

Plainview Point III
Office Center                       5%    $   22,351    $   35,080    $   35,940

Property Owned in Joint
Venture with NTS-
Properties VII, Ltd. And
NTS-Properties Plus Ltd.
------------------------

Blankenbaker Business
Center 1A                          30%    $  275,378    $   87,253       N/A (2)
                                                              (2)

                            (continued on next page)

Revenues shown in the table above and on page 28 for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected on page 28. See pages 32 and 33 for a discussion regarding this change.
(2) The Partnership acquired an interest in this property during the third quarter of 1994. See page 32 for a discussion regarding this capital contribution.

---------------------------------


                                Percentage
                                 Ownership
                                at 12/31/95      1995        1994        1993
                                -----------   ----------   --------    --------

Properties Owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
--------------

Lakeshore Business Center
Phase I                              18%      $  191,785    N/A (1)     N/A (1)

Lakeshore Business Center
Phase II                             18%      $  192,167    N/A (2)     N/A (2)

University Business
Center Phase I                       18%      $  198,064    N/A (2)     N/A (2)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. Rental and other income from January 1, 1995 to January 22, 1995 and for 1994 and 1993 is reflected on page 27. See pages 32 and 33 for a discussion regarding this change.
(2) During 1994 and 1993, the Partnership did not have an interest in this property. See pages 32 and 33 for a discussion regarding the change which occurred during the first quarter of 1995.

The 4% increase in year-ending occupancy at Commonwealth Business Center Phase I from 1994 to 1995 is attributed to three new leases totalling approximately 6,000 square feet. Partially offsetting the new leases are two tenant move-outs at the end of the lease terms totalling approximately 2,300 square feet and one tenant, who had occupied 1,600 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy has increased from 75% in 1994 to 81% in 1995. Rental and other income at Commonwealth Business Center Phase I increased from 1994 to 1995 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements. Partially offsetting the increase in rental and other income is an increase in the provision for doubtful accounts.

The 7% increase in year-ending occupancy at Commonwealth Business Center Phase I from 1993 to 1994 is attributed to six new leases totalling approximately 17,000 square feet which includes an expansion of approximately 4,500 square feet by a major tenant in the business center. Partially offsetting the new leases are seven tenant move-outs totalling approximately 12,800 square feet. Of the total move-outs, approximately 7,200 square feet represents four tenants who vacated at the end of the lease terms. Approximately 4,000 square feet of the total move-outs represents two tenants who vacated prior to the end of the lease terms but continue to make monthly rental payments in accordance with the terms of the lease. The remaining 1,600 square feet represents a tenant who vacated and ceased making rental payments in breach of the lease terms due to bankruptcy. There was no accrued income connected with this lease. Average occupancy for the year decreased from 77% in 1993 to 75% in 1994.

---------------------------------

Rental and other income at Commonwealth Business Center Phase I increased from 1993 to 1994 as a result of an increase in common area expense reimbursements and a decrease in the provision for doubtful accounts. The increase in rental and other income from 1993 to 1994 at Commonwealth Business Center Phase I is not consistent with the decrease in average occupancy as a result of two tenants (who had occupied 4,000 square feet) who vacated prior to the end of the lease terms but continue to make monthly rental payments.

The 11% increase in year-ending occupancy at Plainview Point Office Center Phases I and II from 1994 to 1995 is attributed to three new leases totalling approximately 6,100 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There were no tenant move-outs during 1995. Average occupancy increased from 57% in 1994 to 77% in 1995. Rental and other income at Plainview Point Office Center Phases I and II increased in 1995 as compared to 1994 as a result of the increase in average occupancy and as a result of increased rental rates on lease renewals.

The 31% increase in year-ending occupancy at Plainview Point Office Center Phases I and II from 1993 to 1994 can be attributed to four new leases totalling approximately 18,000 square feet. Included in this total is an expansion of approximately 14,000 square feet by ITT Educational Services, Inc. ("ITT"), a major tenant in the office center. In accordance with ITT's lease, the lease term was automatically extended for a period of 10 additional years from the date of expansion (July 1994). Partially offsetting the new leases is one tenant, who previously occupied approximately 1,000 square feet, vacating at the end of the lease term. Average occupancy at Plainview Point Office Center Phases I and II has increased from 46% in 1993 to 57% in 1994. Rental and other income at Plainview Point Office Center Phases I and II increased from 1993 to 1994 as a result of the increase in average occupancy and as a result of the increased rental rate which ITT is paying in accordance with the terms of the ten-year lease.

Year-ending occupancy at The Willows of Plainview Phase I increased 4% from 1994 to 1995. However, average occupancy from 1994 to 1995 decreased from 92% to 87%, respectively. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire year's results. In the opinion of the General Partner of the Partnership, the decrease in average occupancy from 1994 to 1995 is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at The Willows of Plainview Phase I from 1994 to 1995 is a result of the decrease in average occupancy.

Year-ending occupancy at The Willows of Plainview Phase I remained constant (87%) from 1993 to 1994. Average occupancy increased from 85% (1993) to 92%
(1994). Rental and other income at The Willows of Plainview Phase I increased from 1993 to 1994 as a result of the 7% increase in average occupancy, increased fees collected upon early lease terminations and an increase in rental rates.

The Willows of Plainview  Phase II's  year-ending  occupancy  increased from 93%
(1994) to 94% (1995); however, average occupancy from 1994 to 1995 decreased from 94% to 92%, respectively. In the opinion of the General Partner of the Partnership, the decrease in average occupancy from 1994 to 1995 is only a temporary fluctuation and does not represent a downward occupancy trend. This decrease in average occupancy at The Willows of Plainview Phase II resulted in a decrease in rental and other income.

---------------------------------

The Willows of Plainview  Phase II's  year-ending  occupancy  increased from 91%
(1993) to 93% (1994). Average occupancy increased from 89% in 1993 to 94% in 1994. Rental and other income at The Willows of Plainview Phase II increased from 1993 to 1994 as a result of the increase in average occupancy and an increase in rental rates. The increase in rental and other income from 1993 to 1994 is partially offset by a decrease in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. It is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

The 12% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1994 to 1995 can be attributed to 11 new leases totalling approximately 19,000 square feet, which includes approximately 6,400 square feet in expansions by two current tenants. The new leases and expansions are partially offset by four tenant move-outs, who vacated at the end of the lease terms, totalling approximately 6,100 square. Average occupancy increased from 70% (1994) to 84%
(1995). Rental and other income at Lakeshore Business Center Phase I increased from 1994 to 1995 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See pages 32 and 33 for a discussion regarding the change.) Partially offsetting the increase in rental and other income at Lakeshore Business Center I is an increase in the provision for doubtful accounts.

During January 1996, Lakeshore Business Center Phase I's occupancy increased to 98% as a result of approximately 6,400 square feet of expansions by two current tenants.

The 22% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1993 to 1994 can be attributed to twelve new leases totalling approximately 32,700 square feet which includes approximately 3,100 square feet in expansions by three current tenants. Included in the new leases is a five year approximately 9,400 square foot lease which commenced during the second quarter of 1994 and a five year approximately 6,400 square foot lease which commenced during the third quarter of 1994. The new leases and expansions are partially offset by an approximately 1,200 square foot downsizing by an existing tenant and four tenants, who occupied approximately 7,300 square feet, vacating at the end of the lease terms. In addition to the downsizing and move-outs, the business center's leasing office of approximately 1,500 square feet was relocated to Lakeshore Business Center Phase II (during 1994 the property was owned by NTS- Properties Plus Ltd., an affiliate of the general partner of the Partnership). The leasing office was relocated in order to accommodate a new lease, approximately 9,400 square feet (as discussed above). Average occupancy at Lakeshore Business Center Phase I increased from 56% in 1993 to 70% in 1994.

Rental and other income at Lakeshore Business Center Phase I increased from 1993 to 1994 primarily due to the increase in average occupancy. Another factor contributing to the increase in rental and other income from 1993 to 1994 is the fact that in 1993 accrued income was written off which related to two tenants who had vacated and ceased making rental payments in breach of the lease terms due to bankruptcies. There were no similar write-offs in 1994.

Golf Brook Apartments' year-ending occupancy decreased 2% from 1994 to 1995 while average occupancy remained constant at 94% in 1994 and 1995. Rental and other income at Golf Brook Apartments increased from 1994 to 1995 as a result of increased rental rates, decreased rental concessions and increased charges to applicants for credit checks.

---------------------------------

Golf Brook Apartments' year-ending occupancy increased 2% from 1993 to 1994. Average occupancy remained constant at 94% from 1993 to 1994. Rental and other income at Golf Brook Apartments increased from 1993 to 1994 as a result of increased rental rates, decreased rent concessions and increased fees collected upon early lease terminations.

Year-ending occupancy at Plainview Point III Office Center was 91% for 1995 and 1994 as a result of the following new leases and tenant move-outs. New leases during 1995 consist of a 10,343 square foot 63-month lease (took occupancy
September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The leases are offset by two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move- out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. Average occupancy decreased from 92% (1994) to 55% (1995). Rental and other income decreased at Plainview Point III Office Center from 1995 to 1994 as a result of the decrease in average occupancy during 1995.

During February 1996, a current tenant of Plainview Point III Office Center expanded its leased space by approximately 4,400 square feet for a period of seven months. This expansion improved the office center's occupancy to 98%.

The 4% increase in occupancy at Plainview Point III Office Center from 1993 to 1994 can be attributed to one new lease totalling approximately 2,500 square feet. There were no tenant move-outs during the year. Average occupancy at Plainview Point III Office Center increased from 83% in 1993 to 92% in 1994. The change in rental and other income at Plainview Point III Office Center is not consistent with the change in average occupancy due to the fact that two tenants vacated (in 1993) prior to the end of the lease terms but continued to make monthly rental payments.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but is continuing to pay rent through the end of the lease term. Partially offsetting the tenant move- outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76% (1995).

---------------------------------

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant is expected to take occupancy during the second quarter of 1996. With this new lease, the building's occupancy will increase to 79%.

Lakeshore Business Center Phase II's year-ending occupancy increased 3% from 1993 to 1994 and average occupancy increased from 75% in 1993 to 78% in 1994. There were no significant new leases or tenant move-outs during 1994. A detail discussion of the tenant activity has been omitted due to the fact that the Partnership had no interest in this property during 1994 or 1993.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 50,000 square feet (or 64%) of University Business Center Phase II to two tenants. Of the total being sub-leased, approximately 41,000 square feet (or 52%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership). Prior to December 31, 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. At this time, it is not known whether PCA or the other sub-lessee will renew the current lease with the business center when the original lease expires in 1998.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

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

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership, NTS- Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

---------------------------------

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

             Property                          Contributing Owner
             --------                          ------------------

Lakeshore Business Center Phase I           NTS-Properties IV and NTS-
                                            Properties V

Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

Undeveloped land adjacent to the            NTS-Properties Plus Ltd.
Lakeshore Business Center
development (3.8 acres)

Undeveloped land adjacent to the            NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center
development (2.4 acres)

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

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. In the opinion of the General Partner of the Partnership, the low level of occupancy at Lakeshore Business Center Phase II is not indicative of trends in the area in which the property is located. Based on current leasing activity, the General Partner believes the occupancy level of the property should improve during the next 12 months; however, there is no guarantee that this will occur.

The General Partner of the Partnership believes that the results of operations for 1995 and 1994 are not comparable and, therefore, a discussion comparing the results of operations is not included due to the fact that the Partnership acquired an interest in the Blankenbaker Business Center Joint Venture on August 16, 1994 as discussed on page 32. Comparisons of the results of operations between 1995 and 1994 are also difficult as a result of the Partnership's investment in the L/U II Joint Venture as discussed above. These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Interest and other income increased from 1993 to 1994 as a result of increased cash being available for investment. Additional cash was available as a result of the permanent financing obtained on The Willows of Plainview Phase I in November of 1993.

Operating expenses increased from 1993 to 1994 as a result of increased snow removal costs at all the Partnership's properties except Lakeshore Business Center Phase I and Golf Brook Apartments which are located in Florida,

---------------------------------

increased repair and maintenance costs at Lakeshore Business Center Phase I and Plainview Point III Office Center, increased exterior painting costs at the Partnership's residential properties and increased promotional fees. Partially offsetting the increases in operating expenses are decreased commercial property legal fees, decreased landscaping costs at all of the Partnership's properties and decreased renovation costs. The change in operating expenses is net of the increase caused by the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture. (See page 32 for a discussion regarding the capital contribution.)

The increase in operating expenses - affiliated from 1993 to 1994 is due to the fact that 1994 includes expenses related to Blankenbaker Business Center 1A as a result of the Partnership's capital contribution to the joint venture. (See page 32 for a discussion regarding the capital contribution.) Another factor contributing to the increase is an increase in property management salaries at Lakeshore Business Center I and Plainview Point III Office Center. Partially offsetting the increase in operating expenses affiliated is a decrease in leasing salaries at all of the commercial properties except Blankenbaker Business Center 1A. There were no significant fluctuations at the Partnership's residential properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The write-off of unamortized tenant and building improvements in 1994 relates mainly to Blankenbaker Business Center 1A (as a result of the expansion and lease renewal, Prudential occupies 100% of the business center) and Plainview Point Office Center Phases I and II (as a result of the expansion of ITT, the office center's major tenant). In both instances, the Partnership agreed to renovate the area into which the tenants expanded as part of the lease negotiation. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovations, it is sometimes necessary to replace improvements which had not been fully depreciated. This resulted in a write-off of unamortized tenant improvements.

The write-off of unamortized tenant and building improvements in 1993 was the result of a stair replacement at Plainview Office Center Phases I and II. This expense represents the cost of the original stairs which were not fully depreciated.

Amortization of capitalized leasing costs decreased from 1993 to 1994 as a result of a portion of special tenant allowance costs and the costs capitalized during start-up having become fully amortized.

Interest expense increased from 1993 to 1994 as a result of the increase in the Partnership's level of debt during the fourth quarter of 1993. See the Liquidity and Capital Resources section of Item 7 for a discussion regarding the new financings obtained in November 1993. Another factor contributing to the increase in interest expense from 1993 to 1994 is the fact that the Partnership acquired an interest in the Blankenbaker Business Center Joint Venture during the third quarter of 1994. The interest expense for 1994 includes the Partnership's proportionate share of the joint venture's interest expense. (See page 32 for a discussion regarding the Partnership's capital contribution.) See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

---------------------------------

Real estate taxes  increased  from 1993 to 1994  primarily  due to the fact that
1994 includes the Partnership's proportionate share of Blankenbaker Business Center 1A's real estate taxes. The increase in real estate taxes is also due to the fact that 1993 includes a real estate tax refund at Lakeshore Business Center Phase I which was not duplicated in 1994. (NTS-Properties IV's proportionate share of the refund was approximately $2,400.) The refund was the result of the business center's assessment being lowered subsequent to the payment of the 1992 real estate taxes. The increase in real estate taxes from 1993 to 1994 is partially offset by a decrease in real estate taxes at Plainview Point Office Center Phases I and II as a result of a decrease in the property tax assessment.

The increase in professional and administrative expenses from 1993 to 1994 is primarily due to the fact that 1994 includes a write-off of unamortized loan costs which were associated with the Blankenbaker Business Center Joint Venture's notes payable. The loan fees were expensed due to the fact that the notes were retired during 1994. The increase in professional and administrative expenses is also a result of an increase in outside legal fees. These increases in professional and administrative expenses are partially offset by decreased taxes expense. 1993 includes $16,800 for additional taxes incurred in connection with the amendment of certain joint venture tax returns.

Professional and administrative expenses - affiliated decreased from 1993 to 1994 as a result of decreased legal fees and decreased accounting salaries. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in depreciation and amortization from 1993 to 1994 is due to the fact that 1994 includes the Partnership's proportionate share of Blankenbaker Business Center 1A's depreciation and amortization. (See page 32 for a discussion regarding the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture.) Another factor contributing to the increase in depreciation and amortization is the fact that there has been approximately $985,000 of assets placed in service since January 1993 (primarily tenant improvements) at the Partnership's remaining properties. Partially offsetting the increase in depreciation and amortization is the fact that a portion of the Partnership's assets have become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 year for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,000,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operations was $815,327 (1995), $(27,511) (1994) and $325,181 (1993). These funds, in conjunction with cash on hand, were used to make a 4.8% (annualized) distribution of $1,111,682 (1995), a 1.5% (annualized) distribution of $347,926 (1994) and 1.5% (annualized) distribution of $343,720
(1993). The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partners received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash

-------------------------------------------

reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $681,197, $2,405,974 and $4,782,578 at December 31, 1995, 1994 and 1993, respectively.

As of December 31, 1995, the Partnership has a mortgage payable with an insurance company in the amount of $2,677,397. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $2,043,653 and $1,946,336. Both mortgages payable are due December 5, 2003, bear interest at a fixed rate of 7% for the first 60 months and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of December 31, 1995, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,267,236 and $1,950,588. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of December 31, 1995 is $539,523 ($337,832 and $201,691). Both mortgages are due December 5, 2003, bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of December 31, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,500,239. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,353,672. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

As of December 31, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,204,000, $5,740,000, $1,234,000, $468,333 and
$340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $1,642,914, $1,024,590, $220,269, $83,597 and $60,690,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of December 31, 1995, the Joint Venture had met this funding requirement. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,204,000, $5,740,000 and $1,234,000 notes are as follows:

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

Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

The Partnership's primary plans for its cash reserves are outlined in the following discussion. The General Partner believes that the Partnership needs to reserve funds for tenant finish improvements at the Partnership's commercial properties which will result from future lease negotiations. The General Partner considers it necessary for the Partnership to retain a cash reserve for future renovations at the Partnership's properties. A few examples of such renovations are roof repairs or roof replacement, exterior painting and replacement of asphalt paving in parking lots. These renovations will be necessary as the Partnership's properties continue to age.

The majority of the Partnership's cash flow is derived from operating activities in 1995, cash reserves in 1994 and increased debt level and operating activities in 1993. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities are for

-------------------------------------------

cash distributions, payment of loan costs and principal payments on mortgages and notes payable. Cash flows provided by financing activities represent an increase in mortgages payable. The 1995 capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The 1994 capital contribution to a joint venture represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's 1994 third quarter capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for the following: 1) Interest and principal payments required by the permanent financing of The Willows of Plainview Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A as previously discussed; 2) Interest and principal payments required by the notes payable of the L/U II Joint Venture; and 3) Renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities and the escrow funds (as discussed on page 37).

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.

                                                     Cash             Return
                                  Net Loss       Distributions          of
                                 Allocated         Declared          Capital
                                 ---------         --------          -------

          Limited Partners:
                  1995          $ (422,220)      $1,100,565        $1,100,565
                  1994            (303,153)         344,447           344,447
                  1993            (261,903)         340,282           340,282

          General Partner:
                  1995          $   (4,265)      $   11,117        $   11,117
                  1994              (3,062)           3,479             3,479
                  1993              (2,645)           3,438             3,438

As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and a 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $36,000 or 18%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $23,000 or 18%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. Full Sail is also a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000).

-------------------------------------------

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements, of which the Partnership's proportionate share is approximately $19,000 or 18%.

The Partnership had no other material commitments for tenant improvements as of December 31, 1995.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1996 or obtain new tenants are unknown. However, with certain properties below stabilized occupancy (see page 26), the Partnership is anticipating that a significant portion of the cash reserves will be required to improve the occupancy levels.

Cash in the amount of $297,450 will be required to fund the Interest Repurchase Reserve which the Partnership established on February 1, 1996 pursuant to
Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve will be funded from cash reserves.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. Historically, extremely weak economic conditions in Ft. Lauderdale, Florida have caused the low occupancy level at the Lakeshore Business Center development. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to continue to improve the occupancy at the Lakeshore Business Center development, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations at University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center development. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities.

-------------------------------------------

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1995 in the land held for development is approximately $300,000. The Joint Venture currently has a contract for the sale of .7 acres of this land at a price of $175,000.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties IV,

We have audited the accompanying balance sheets of NTS-Properties IV, (a Kentucky limited partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 61 through 64 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                                NTS-PROPERTIES IV

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994



                                                         1995           1994
                                                     -----------     -----------

ASSETS

Cash and equivalents                                 $   276,610     $ 2,405,974
Cash and equivalents - restricted                         61,308          35,865
Investment securities                                    404,587            --
Accounts receivable, net of allowance
 for doubtful accounts of $15,854 (1995)
 and $1,788 (1994)                                       431,772         533,971
Land, buildings and amenities, net                    14,617,818      11,974,200
Land held for development                                297,251            --
Other assets                                             556,442         533,531
                                                     -----------     -----------

                                                     $16,645,788     $15,483,541
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $11,592,641     $ 8,895,313
Accounts payable - operations                            212,597          98,263
Accounts payable - construction                           36,167         168,473
Distributions payable                                     90,136          90,136
Security deposits                                         83,995          75,299
Other Liabilities                                         17,303           4,941
                                                     -----------     -----------

                                                      12,032,839       9,332,425

Partners' equity                                       4,612,949       6,151,116
                                                     -----------     -----------

                                                     $16,645,788     $15,483,541
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.




                                                          NTS-PROPERTIES IV

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                            1995                    1994                    1993
                                                                         -----------             -----------             -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $12,018 (1995),
  $2,546 (1994) and $2,318 (1993)                                       $ 3,231,420             $ 2,451,192             $ 2,139,420
 Interest and other income                                                   54,010                 144,107                  44,897
                                                                        -----------             -----------             -----------

                                                                          3,285,430               2,595,299               2,184,317

Expenses:
 Operating expenses                                                         604,846                 513,760                 499,726
 Operating expenses - affiliated                                            395,570                 400,350                 390,494
 Write-off of unamortized tenant
  and buildings improvements                                                 31,636                  47,633                   6,549
 Amortization of capitalized leasing
  costs                                                                      26,645                  20,150                  22,922
 Interest expense                                                           979,241                 674,348                 404,888
 Management fees                                                            186,176                 136,786                 120,541
 Real estate taxes                                                          215,165                 154,462                 144,595
 Professional and administrative
  expenses                                                                  203,990                 161,804                 139,211
 Professional and administrative
  expenses - affiliated                                                     138,737                 133,988                 143,760
 Depreciation and amortization                                              929,909                 658,233                 576,179
                                                                        -----------             -----------             -----------

                                                                          3,711,915               2,901,514               2,448,865
                                                                        -----------             -----------             -----------

Net loss                                                                $  (426,485)            $  (306,215)            $  (264,548)
                                                                        ===========             ===========             ===========

Net loss allocated to the limited
 partners                                                               $  (422,220)            $  (303,153)            $  (261,903)
                                                                        ===========             ===========             ===========


Net loss per limited partnership
 unit                                                                   $    (14.19)            $    (10.19)            $     (8.80)
                                                                        ===========             ===========             ===========

Weighted average number of limited                                           29,745                  29,745                  29,745
                                                                        ===========             ===========             ===========
 partnership units


The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES IV

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                       Limited       General
                                      Partners       Partners         Total
                                      --------       --------         -----

Balances at December 31, 1992       $ 7,597,654    $  (184,129)   $ 7,413,525

 Net loss                              (261,903)        (2,645)      (264,548)

 Distributions declared                (340,282)        (3,438)      (343,720)
                                    -----------    -----------    -----------
Balances at December 31, 1993         6,995,469       (190,212)     6,805,257

 Net loss                              (303,153)        (3,062)      (306,215)

 Distributions declared                (344,447)        (3,479)      (347,926)
                                    -----------    -----------    -----------
Balances at December 31, 1994         6,347,869       (196,753)     6,151,116

 Net loss                              (422,220)        (4,265)      (426,485)

 Distributions declared              (1,100,565)       (11,117)    (1,111,682)
                                    -----------    -----------    -----------

Balances at December 31, 1995       $ 4,825,084    $  (212,135)   $ 4,612,949
                                    ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                                                          NTS-PROPERTIES IV

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                1995                  1994                 1993
                                                                            ------------          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $  (426,485)          $  (306,215)          $  (264,548)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Accrued interest on investment securities                                      (3,642)                 --                    --
  Provision for doubtful accounts                                                12,018                 2,546                 2,318
  Write-off of unamortized tenant and building
   improvements                                                                  31,636                47,633                 6,549
  Amortization of capitalized leasing costs                                      26,645                20,150                22,922
  Depreciation and amortization                                                 929,909               658,233               576,179
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                            (22,993)              (17,601)              (10,367)
   Accounts receivable                                                          260,173              (154,962)              (25,401)
   Other assets                                                                   5,821              (123,496)              (11,312)
   Accounts payable - operations                                                 80,942              (138,902)               30,051
   Security deposits                                                              2,644                 2,615                (3,681)
   Other liabilities                                                            (81,341)              (17,512)                2,471
                                                                            -----------           -----------           -----------

  Net cash provided by (used in) operating
   activities                                                                   815,327               (27,511)              325,181
                                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                     (301,349)             (733,210)             (123,058)
Increase in cash and equivalents - restricted                                   (36,170)                 --                    --
Decrease in cash and equivalents - restricted                                    33,720                  --                    --
Purchase of investment securities                                              (698,227)                 --                    --
Maturity of investment securities                                               297,282                  --                    --
Increase (decrease) in accounts payable -
 construction                                                                  (132,306)              111,425                35,642
                                                                            -----------           -----------           -----------

  Net cash used in investing activities                                        (837,050)             (621,785)              (87,416)
                                                                            -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                                      --               4,373,993             4,632,325
Principal payments on mortgages and note                                       (354,010)           (5,065,734)             (383,000)
 payable
Capital contribution to a joint venture                                        (616,125)             (597,357)                 --
Additions to loan costs                                                         (25,823)              (94,490)              (87,546)
Cash distributions                                                           (1,111,683)             (343,720)             (343,720)
                                                                            -----------           -----------           -----------

  Net cash provided by (used in) financing
   activities                                                                (2,107,641)           (1,727,308)            3,818,059
                                                                            -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                                               (2,129,364)           (2,376,604)            4,055,824

CASH AND EQUIVALENTS, beginning of year                                       2,405,974             4,782,578               726,754
                                                                            -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                                           $   276,610           $ 2,405,974           $ 4,782,578
                                                                            ===========           ===========           ===========

Interest paid on a cash basis                                               $   978,622           $   697,905           $   367,941
                                                                            ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties IV (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner is NTS-Properties Associates IV, a Kentucky limited partnership. The Partnership is in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - Commonwealth Business Center Phase I, a business center with approximately 57,000 net rentable ground floor square feet and approximately 24,000 net rentable mezzanine square feet in Louisville, Kentucky

             -  Plainview  Point Office Center Phases I and II, an office center
                with   approximately   56,000  net   rentable   square  feet  in
                Louisville, Kentucky

             - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky

             - A 10% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky

             - A 4% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida

             - A 5% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky

             - A 30% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

             - An 18% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

                - Lakeshore Business Center Phase I - a business center with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

                - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida.

                - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development which is zoned for commercial development.

       -------------------------------------------

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Net Cash Receipts made available for distribution, as defined in the partnership agreement, will be distributed 1) 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% Preference Distribution as defined in the partnership agreement; 2) to the general partner in an amount equal to approximately 10% of the limited partners' 8% Preference Distribution; and 3) the remainder, 90% to the limited partners and 10% to the general partner.

             Net Cash Proceeds, as defined in the partnership agreement, which are available for distribution will be distributed 1) 99% to the limited partners and 1% to the general partner until the limited partners have received distributions from all sources equal to their Original Capital plus the amount of any deficiency in their 8% Cumulative Distribution as defined in the partnership agreement; and 2) the remainder, 75% to the limited partners and 25% to the general partner.

             Net income (loss) is to be allocated to the limited partners and to the general partner based on cash distributions made.

       D)    Tax Status
             ----------

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

             A reconciliation of income for financial statement purposes versus that for income tax reporting is as follows:


                                              1995         1994         1993
                                          -----------  -----------   ----------

             Net loss                      $(426,485)   $(306,215)   $(264,548)

             Items handled differently
             for tax purposes:
              Depreciation and
                amortization                 (18,448)    (304,209)    (226,542)
              Capitalized leasing
               costs                           6,635          637        2,982
              Rental income                   73,129       17,451       33,281
               Write-off of unamortized
                tenant improvements          (12,556)     (56,757)        (871)
               Allowance for doubtful
                accounts                      12,104       (6,140)      (7,099)
                                            ---------    ---------    ---------

             Taxable loss                  $(365,621)   $(655,233)   $(462,797)
                                            =========    =========    =========

       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       -------------------------------------------

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues and expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represents the following: 1) Escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture, 2) Funds received for residential security deposits and 3) Funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at December 31, 1995:

                                            Amortized     Maturity     Value At
                         Type                 Cost          Date       Maturity
                         ----                 ----          ----       --------

             Certificate of Deposit         $153,537      01/05/96     $153,646
             Certificate of Deposit          102,336      02/02/96      102,809
             FNMA Discount Note              148,714      02/28/96      150,000
                                             -------                    -------

                                            $404,587                   $406,455
                                             =======                    =======

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994 or 1993.

       I)    Basis of Property and Depreciation
             ----------------------------------

             Land,   buildings   and   amenities  are  stated  at  cost  to  the
             Partnership.   Costs  directly  associated  with  the  acquisition,
             development and construction of a project are capitalized.

             Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for building and improvements and 5
             - 30 years for amenities.

             In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The

       -------------------------------------------

       I)    Basis of Property and Depreciation - Continued
             ----------------------------------------------

             Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle.

             The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       J)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $333,744 and $243,057 at December 31, 1995 and 1994, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five year period.

       K)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       L)    Reclassification of 1994 and 1993 Financial Statements
             ------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1994 and 1993 financial statements to conform with December 31, 1995 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties IV owns and operates commercial properties in Louisville, Kentucky, Orlando, Florida and Ft. Lauderdale, Florida. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates residential properties in Louisville, Kentucky and Orlando, Florida. The apartment unit is generally the principal residence of the tenant.

3.     Investment in Joint Ventures
       ----------------------------

       A)    NTS/Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties V, an affiliate of the general partner of the Partnership, to develop and construct a 144-unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment

       ----------------------------------------

       A)    NTS/Willows Phase II Joint Venture - Continued
             ----------------------------------------------

             complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 10% at December 31, 1995. The Partnership's share of the joint venture's net operating income was $4,233 (1995), $8,320 (1994) and $8,759 (1993).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties V to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida. The Partnership contributed land valued at $1,752,982 and NTS-Properties V contributed approximately $9,170,000, the cost of constructing and leasing the building. The net income or net loss was allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income (loss) was $2,085 (1995), $18,060
             (1994) and $(23,713) (1993).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 3F for a further discussion of the new joint venture.

       C)    NTS Sabal Golf Villas Joint Venture
             -----------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties VI, an affiliate of the general partner of the Partnership, to develop and construct a 158-unit luxury apartment complex on a 13.15-acre site in Orlando, Florida to be known as the Golf Brook Apartments Phase I. The Partnership contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069-acre site adjacent to Golf Brook Apartments Phase I. NTS-Properties VI contributed approximately $15.8 million, the cost of constructing and leasing the complexes. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to the bank.

             Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 4% at December 31, 1995. The Partnership's share of the joint venture's net operating income was $43,768 (1995), $33,744 (1994) and, $30,568 (1993).

       D)    Plainview Point III Joint Venture
             ---------------------------------

             In 1987, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky to be known as Plainview Point Phase III Office Center. The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land.

       ----------------------------------------

       D)    Plainview Point III Joint Venture - Continued
             ---------------------------------------------

             NTS-Properties VI contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank.

             Net income or net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 5% at December 31, 1995. The Partnership's share of the joint venture's net operating income
             (loss) was $648 (1995), $(3,075) (1994) and $(6,024) (1993).

       E)    Blankenbaker Business Center Joint Venture
             ------------------------------------------

             On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit the Partnership to the Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner of the Partnership, to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the general partner. The use of the parking lot is a provision of the tenants's lease agreement with the business center.

             In accordance with the Joint Venture Agreement Amendment, the Partnership contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. The general partner of the Partnership determined the utilization of a portion of the Partnership's cash reserves to participate in the Joint Venture would be consistent with the investment objectives set forth in the Partnership's partnership agreement, and should enhance the future returns of the Partnership.

             The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expands Prudential's leased space by approximately 15,000 square feet and extends its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

             In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of the Partnership as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture has been allocated to NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. in determining each Joint Venture partner's percentage interest.

       ----------------------------------------

       E)    Blankenbaker Business Center Joint Venture - Continued
             ------------------------------------------------------

             As a result of its capital contribution, the Partnership obtained a 30% interest in the Joint Venture. NTS-Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions made by NTS-Properties VII, Ltd. and the Partnership. NTS-Properties VII, Ltd.'s interest in the Joint Venture remained at 31%.

             Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 30% at December 31, 1995. The Partnership's share of the joint venture's net operating loss was $60,080 (1995) and $119,449 (1994).

       F)    Lakeshore/University II Joint Venture
             -------------------------------------

             On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center Development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

             Property (Net Asset Contributed)                Owner
             --------------------------------                -----

             Lakeshore Business Center             NTS-Properties IV and NTS-
             Phase I ($6,249,667)                  Properties V

             Lakeshore Business Center             NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the      NTS-Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the      NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center            NTS-Properties V and NTS-
             Phase II ($953,236)                   Properties Plus Ltd.

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 18% at December 31, 1995. The Partnership's share of the joint ventures net operating loss was $220,756 in 1995.

4.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                   1995             1994
                                                -----------      -----------

          Land and improvements                 $ 5,521,041      $ 4,334,640
          Buildings and improvements             18,567,171       15,248,787
          Amenities                                 223,800          220,025
                                                 ----------       ----------

                                                 24,312,012       19,803,452

          Less accumulated depreciation           9,694,194        7,829,252
                                                 ----------       ----------

                                                $14,617,818      $11,974,200
                                                 ==========       ==========

5.     Land Held for Development
       -------------------------

       The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Joint Venture currently has a contract for the sale of .7 acres of this land at a price of $175,000.

6.     Mortgages and Notes Payable

       Mortgages and notes payable as of December 31, consist of the following:


                                                        1995          1994
                                                    -----------    -----------
       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of8.8%, due October 1, 2004,
       secured by land and building                 $ 2,677,397    $ 2,869,577

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      2,043,653      2,072,809

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      1,946,336      1,974,103

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                        337,832        340,947

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                        201,691        203,550

                              (continued next page)

       ---------------------------------------

                                                       1995            1994
                                                    -----------     -----------
       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building                 $ 1,353,672     $ 1,434,327

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land
      and building                                   1,024,590           --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land             83,597          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land
       and building                                   1,642,914          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land            220,269          --

       Note payable to a bank bearing
       interest at a fixed rate of 10.6%,
       due January 31, 1998, secured by land             60,690          --
                                                     ----------      ----------
                                                    $11,592,641     $ 8,895,313
                                                     ==========      ==========

       The mortgages are payable in monthly installments of $95,468 which includes principal, interest and property tax escrow.

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                      Amount
       --------------------------------                      ------

                            1996                          $   446,486
                            1997                              498,029
                            1998                            3,295,300
                            1999                              474,932
                            2000                              516,483
                         Thereafter                         6,361,411
                                                           ----------
                                                          $11,592,641
                                                           ==========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $13,900,000.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

       For the Years Ended December 31,                     Amount
       --------------------------------                     ------

                            1996                         $ 1,614,123
                            1997                           1,467,028
                            1998                           1,147,439
                            1999                             966,665
                            2000                             849,795
                         Thereafter                        3,206,858
                                                         -----------

                                                         $ 9,251,908
                                                         ===========

8.     Related Party Transactions
       --------------------------

       Property management fees of $186,176 (1995), $136,786 (1994) and $120,541
       (1993) were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred repair and maintenance fees of $17,895 (1995) and $61,961 (1994) and has capitalized this cost as a part of land, buildings and amenities. The Partnership agreement also provides for NTS Development Company to receive a fee equal to 1% of Net Cash Proceeds from the refinancing of any Partnership property. During 1994, a $41,000 refinancing fee was paid to NTS Development Company and capitalized as a loan cost (other assets). The fee will be amortized over the life of the mortgages (permanent financings on The Willows of Plainview Phase I) to which the fee relates.

       As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows.


                                      1995              1994             1993
                                    --------          --------         --------

       Leasing agents               $115,557          $155,619         $149,723
       Administrative                178,910           167,814          172,496
       Property manager              253,574           234,636          224,175
       Other                           9,291            17,427           43,605
                                     -------           -------          -------

                                    $557,332          $575,496         $589,999
                                     =======           =======          =======

       On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 3F.

       On August 16, 1994, the Partnership contributed $1,100,000 to the Blankenbaker Business Center Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner. For details regarding this transaction, refer to Note 3E.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Associates IV. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The general partners of NTS-Properties Associates IV are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. At the present time its capital is $1,000 and it is not anticipated that such capital will be significantly increased. J.
D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

NTS Subpartnership IV
---------------------

NTS Subpartnership IV is a Kentucky limited partnership whose primary business purpose is to acquire, own and hold an interest in NTS-Properties Associates IV. The partners of NTS Subpartnership IV include various management personnel of NTS Corporation and its affiliates.

Alliance Realty Corporation
---------------------------

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolaus & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton.

Richard L. Good
---------------

Mr. Good, (age 56) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

Item 10.      Directors and Executive Officers of the Registrant - Continued

John W. Hampton
---------------

Mr. Hampton, (age 46) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.      Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. In addition, the Partnership shares equally with NTS Development Company the gross revenues from coin-operated washers and dryers maintained at the apartments. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1995, 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The general partner is NTS-Properties Associates IV, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Associates IV are as follows:

       J. D. Nichols                                              69.69%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Subpartnership IV                                      30.00%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Capital Corporation                                      .30%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       Alliance Realty Corporation                                  .01%
       500 North Broadway
       St. Louis, Missouri 63102

Item 13.      Certain Relationships and Related Transactions

Property management fees of $186,176 (1995), $136,786 (1994) and $120,541 (1993)
were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred repair and maintenance fees of $17,895 (1995) and $61,961 (1994) and has capitalized this cost as a part of land, buildings and amenities. The Partnership agreement also provides for NTS Development Company to receive a fee equal to 1% of Net Cash Proceeds from the refinancing of any Partnership property. During 1994, a $41,000 refinancing fee was paid to NTS Development and capitalized as a loan cost (other assets). The fee will be amortized over the life of the mortgages (permanent financings on The Willows of Plainview Phase I) to which the fee relates.

As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                      1995             1994           1993
                                    --------         --------       --------

Leasing agents                      $115,557         $155,619       $149,723
Administrative                       178,910          167,814        172,496
Property manager                     253,574          234,636        224,175
Other                                  9,291           17,427         43,605
                                     -------          -------        -------

                                    $557,332         $575,496       $589,999
                                     =======          =======        =======

Item 13.      Certain Relationships and Related Transactions - Continued

On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 3F of the Partnership's 1995 financial statements and Items 1 and 2 Business and Properties.

On August 16, 1994, the Partnership contributed $1,100,000 to the Blankenbaker Business Center Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner of the Partnership. For details regarding this transaction refer to Note 3E of the 1995 financial statements and Items 1 and 2 Business and Properties.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1995, 1994 and 1993 together with the report of Arthur Andersen LLP dated February 14, 1996, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                              Page No.
        ----------                                              --------

        III-Real Estate and Accumulated Depreciation             61-64

        All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                                   Page No.
        -----------                                                   --------

         3.      Amended and Restated Agreement and Certificate          *
                 of Limited Partnership of NTS-Properties IV

        10.      Property Management Agreement and Construction          *
                 Management Agreement between NTS Development
                 Company and NTS-Properties IV

        27.      Financial Data Schedule                              Included
                                                                      herewith

         * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

4.      Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended December 31, 1995.




                                             NTS-PROPERTIES IV

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                          Commonwealth          Plainview
                                                            Business           Point Office         The Willows         The Willows
                                                             Center           Center Phases        of Plainview        of Plainview
                                                            Phase I             I and II              Phase I             Phase II
                                                            -------             --------              -------             --------
Encumbrances                                                      (A)                 None                  (B)                  (B)

Initial cost to partnership:
  Land                                                     $  928,867           $  356,048           $1,798,292           $  170,808
  Buildings and improvements                                1,419,653            2,214,001            5,447,513              585,917

Cost capitalized subsequent to
 acquisition:
  Improvements                                              1,694,087              899,396              127,674               67,212
  Other                                                          --                   --                   --                   --
  Carrying costs                                                 --                   --                   --                   --

Gross amount at which carried
 December 31, 1995:
  Land                                                     $  939,987           $  454,262           $1,799,392           $  183,591
  Buildings and improvements                                3,102,620            3,015,183            5,574,087              640,346
                                                           ----------           ----------           ----------           ----------

  Total                                                    $4,042,607           $3,469,445           $7,373,479           $  823,937
                                                           ==========           ==========           ==========           ==========

Accumulated depreciation                                   $1,913,729           $1,232,518           $3,154,256           $  347,489
                                                           ==========           ==========           ==========           ==========

Date of construction                                            06/84                  N/A                03/85                08/85

Date Acquired                                                     N/A                04/84                  N/A                  N/A

Life at which depreciation in
 latest income statement is
 computed                                                         (C)                  (C)                  (C)                  (C)



(A)     First mortgage held by an insurance company.

(B)     First mortgage held by two insurance companies.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                                             NTS-PROPERTIES IV

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                                                                          Lakeshore
                                                                                         Plainview       Blankenbaker      Business
                                                                      Golfbrook          Point III         Business         Center
                                                                      Apartments       Office Center      Center 1A         Phase I
                                                                      ----------       -------------      ---------         -------
Encumbrances                                                                 (A)              None              (A)              (B)

Initial cost to partnership:
  Land                                                                $  175,557        $   65,211       $  582,561       $  422,983
  Buildings and improvements                                             474,566           116,284        2,263,506          662,259

Cost capitalized subsequent to
 acquisition:
  Improvements                                                              (289)           53,457           92,355          533,294
  Other (C)                                                                 --                --               --            184,250
  Carrying costs                                                            --                --               --               --

Gross amount at which carried
 December 31, 1995:
  Land                                                                $  175,445        $   66,509       $  672,364       $  479,210
  Buildings and improvements                                             474,389           168,443        2,266,058        1,323,576
                                                                      ----------        ----------       ----------       ----------

  Total                                                               $  649,834        $  234,952       $2,938,422       $1,802,786
                                                                      ==========        ==========       ==========       ==========

Accumulated depreciation                                              $  194,905        $   78,758       $  869,251       $  789,761
                                                                      ==========        ==========       ==========       ==========

Date of construction                                                       05/88             01/88              N/A            05/86

Date Acquired                                                                N/A               N/A            08/94              N/A

Life at which depreciation in
 latest income statement is
 computed                                                                    (D)               (D)              (D)              (D)


(A)     First mortgage held by an insurance company.

(B)     First mortgage held by a bank.

(C) Represents NTS-Properties IV's increased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                                             NTS-PROPERTIES IV

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                  Lakeshore              University
                                                                  Business                Business
                                                                   Center                  Center                   Total
                                                                  Phase II                Phase II               Pages 61-63
Encumbrances                                                            (A)                      (A)

Initial cost to partnership:
  Land                                                          $   658,760              $   388,156              $ 5,547,243
  Buildings and improvements                                      1,508,328                1,567,339               16,259,366

Cost capitalized subsequent to
 acquisition:
  Improvements                                                       12,698                     --                  3,479,884
  Other                                                                --                       --                    184,250
  Carrying costs                                                       --                       --                       --

Gross amount at which carried
 December 31, 1995 (B):
  Land                                                          $   658,760              $   388,156              $ 5,817,676
  Buildings and improvements                                      1,521,026                1,567,339               19,653,067
                                                                -----------              -----------              -----------

  Total                                                         $ 2,179,786              $ 1,955,495              $25,470,743
                                                                ===========              ===========              ===========

Accumulated depreciation                                        $   704,052              $   409,475              $ 9,694,194 (D)
                                                                ===========              ===========              ===========

Date of construction                                                   N/A                      N/A

Date Acquired                                                        01/95                    01/95

Life at which depreciation in
 latest income statement is
 computed                                                              (C)                      (C)


(A)     First mortgage held by a bank.

(B)     Aggregate cost of real estate for tax purposes is $25,229,393.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.

(D)     Total gross cost at December 31, 1995                       $25,470,743
        Adjust land contribution from fair
         market value to cost:
          Golfbrook Apartments                                         (662,731)
          Plainview Point III Office Center                            (496,000)
                                                                     -----------

                                                                    $24,312,012
                                                                     ===========





                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                   Real             Accumulated
                                                  Estate            Depreciation

Balances at December 31, 1992                  $ 16,699,171        $  6,448,125

Additions during period:
 Improvements (a)                                   121,628                --
 Depreciation (b)                                      --               557,760

Deductions during period:
 Retirements                                       (118,807)           (112,260)
                                               ------------        ------------

Balances at December 31, 1993                    16,701,992           6,893,625

Additions during period:
 Improvements (a)                                   743,561                --
 Depreciation (b)                                      --               643,256
 Other (c)                                        2,846,067             732,346

Deductions during period:
 Retirements                                       (488,168)           (439,975)
                                               ------------        ------------

Balances at December 31, 1994                    19,803,452           7,829,252

Additions during period:
 Improvements (a)                                   298,146                --
 Depreciation (b)                                      --               896,863
 Other (d)                                        4,306,835           1,032,864

Deductions during period:
 Retirements                                        (96,421)            (64,785)
                                               ------------        ------------

Balances at December 31, 1995                  $ 24,312,012        $  9,694,194
                                               ============        ============


(a) The additions to real estate on this schedule will differ from the expenditures on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.
(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(c) Represents the Partnership's share of Blankenbaker Business Center 1A Joint Venture property and equipment recorded under the proportionate consolidation method.
(d)    Represents  the  increase  in the  Partnership's  interest  in  Lakeshore
       Business Center Phase I property and equipment and the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's property and equipment recorded under the proportionate consolidation method. All are the result of the formation of the Lakeshore/University II Joint Venture in 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties IV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NTS-PROPERTIES IV
                                                       (Registrant)
                                          BY:   NTS-Properties Associates IV,
                                                General Partner
                                                BY:    NTS Capital Corporation,
                                                       General Partner


                                                       /s/ John W. Hampton
                                                       -------------------
                                                           John W. Hampton
                                                           Senior Vice President



Date:      March 29      , 1996



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                     Title
      ---------                     -----



/s/ J. D. Nichols                   General Partner of NTS-Properties
    J. D. Nichols                   Associates IV and Chairman of the
                                    Board and Sole Director of
                                    NTS Capital Corporation

/s/ Richard L. Good                 President of NTS Capital Corporation
    Richard L. Good


/s/ John W. Hampton                 Senior Vice President of NTS Capital
    John W. Hampton                 Corporation



The Partnership is a limited partnership and no proxy material has been sent to the limited partners.