Form 10-Q
period 1996-03-31
NTS PROPERTIES IV
filed 1996-05-15
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  ________________

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

                                                              YES  X         NO

Exhibit Index: See page 21
Total Pages: 22

                                TABLE OF CONTENTS


                                                                          Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1996 and December 31, 1995                      3

            Statements of Operations
              For the three months ended March 31, 1996 and 1995              4

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995              5

            Notes To Financial Statements                                   6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-20


                                     PART II

1.     Legal Proceedings                                                     21
2.     Changes in Securities                                                 21
3.     Defaults upon Senior Securities                                       21
4.     Submission of Matters to a Vote of Security Holders                   21
5.     Other Information                                                     21
6.     Exhibits and Reports on Form 8-K                                      21

Signatures                                                                   22




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                        As of            As of
                                                   March 31, 1996  December 31, 1995*
                                                   --------------  ------------------

ASSETS

Cash and equivalents                                 $   366,550     $   276,610
Cash and equivalents - restricted                        146,401          61,308
Investment securities                                       --           404,587
Accounts receivable, net of allowance
 for doubtful accounts of $14,095 (1996)
 and $15,854 (1995)                                      424,808         431,772
Land, buildings and amenities, net                    14,403,158      14,617,818
Land held for development                                297,251         297,251
Other assets                                             585,725         556,442
                                                     -----------     -----------

                                                     $16,223,893     $16,645,788
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $11,481,298     $11,592,641
Accounts payable - operations                            191,245         212,597
Accounts payable - construction                             --            36,167
Distributions payable                                     86,342          90,136
Security deposits                                         83,680          83,995
Other liabilities                                         71,413          17,303
                                                     -----------     -----------

                                                      11,913,978      12,032,839

Partners' equity                                       4,309,915       4,612,949
                                                     -----------     -----------

                                                     $16,223,893     $16,645,788
                                                     ===========     ===========


                                        Limited         General
                                       Partners         Partner          Total
                                       --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                      $ 25,834,899     $    --        $ 25,834,899
Net income - prior years                  382,819          3,868          386,687
Net loss - current year                   (28,605)          (289)         (28,894)
Cash distributions declared to
 date                                 (21,448,917)      (216,865)     (21,665,782)
Repurchase of limited
 partnership units                       (216,995)         --            (216,995)
                                     ------------      ----------     ------------

Balances at March 31, 1996           $  4,523,201     $ (213,286)    $  4,309,915
                                      ============     ==========     ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                          Three Months Ended
                                                               March 31,
                                                               ---------

                                                          1996           1995
                                                          ----           ----
Revenues:
 Rental income, net of provision for
  doubtful accounts of $-0- (1996) and
  $1,776 (1995)                                        $ 864,216      $ 763,677
 Interest and other income                                 9,726         14,929
                                                       ---------      ---------

                                                         873,942        778,606
Expenses:
 Operating expenses                                      156,054        133,296
 Operating expenses - affiliated                          97,130        108,219
 Amortization of capitalized leasing costs                 5,071          6,278
 Interest expense                                        244,326        225,538
 Management fees                                          49,173         43,400
 Real estate taxes                                        54,943         50,963
 Professional and administrative expenses                 22,434         37,247
 Professional and administrative expenses
  - affiliated                                            42,983         34,958
 Depreciation and amortization                           230,722        231,207
                                                       ---------      ---------

                                                         902,836        871,106
                                                       ---------      ---------

Net loss                                               $ (28,894)     $ (92,500)
                                                       =========      =========

Net loss allocated to the limited partners             $ (28,605)     $ (91,575)
                                                       =========      =========

Net loss per limited partnership unit                  $    (.97)     $   (3.08)
                                                       =========      =========

Weighted average number of limited
 partnership units                                        29,558         29,745
                                                       =========      =========



                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                        1996           1995
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (28,894)   $   (92,500)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Accrued interest on investment securities                3,642           --
  Provision for doubtful accounts                           --            1,776
  Amortization of capitalized leasing costs                5,071          6,278
  Depreciation and amortization                          230,722        231,207
  Changes in assets and liabilities:
   Cash and equivalents - restricted                     (50,343)       (37,796)
   Accounts receivable                                     6,964        196,708
   Other assets                                          (32,048)       (15,474)
   Accounts payable - operations                         (21,352)        18,954
   Security deposits                                        (315)        (4,241)
   Other liabilities                                      54.114        (33,811)
                                                     -----------    -----------

  Net cash provided by operating activities              167,561        271,101
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities               (46,664)      (166,963)
Increase in cash and equivalents - restricted               --          (20,157)
Decrease in cash and equivalents - restricted              2,450           --
Maturity of investment securities                        400,945           --
                                                     -----------    -----------

  Net cash provided by (used in) investing
   activities                                            356,731       (187,120)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable       (111,343)       (78,623)
Capital contribution to a joint venture                     --         (616,125)
Cash distributions                                       (90,136)      (841,273)
Additions to loan costs                                   (7,873)       (24,836)
Repurchase of limited partnership units                 (187,800)          --
Increase in cash and equivalents - restricted            (37,200)          --
                                                     -----------    -----------

  Net cash used in financing activities                 (434,352)    (1,560,857)
                                                     -----------    -----------

  Net increase (decrease) in cash and equivalents         89,940     (1,476,876)

CASH AND EQUIVALENTS, beginning of period                276,610      2,405,974
                                                     -----------    -----------

CASH AND EQUIVALENTS, end of period                  $   366,550    $   929,098
                                                     ===========    ===========

Interest paid on a cash basis                        $   247,075    $   194,190
                                                     ===========    ===========

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership units pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

     Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996, these escrow funds were released.

2.   Interest Repurchase Reserve
     ---------------------------

     On February 1, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $297,450 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under
     Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. As of March 31, 1996, 1,252 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

3.   Mortgages and Notes Payable
     ---------------------------

     Mortgages and notes payable consist of the following:


                                                   March 31,       December 31,
                                                     1996              1995
                                                     ----              ----
     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.8%, due October 1, 2004,
     secured by land and building                $ 2,626,661       $ 2,677,397

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, buildings and amenities      2,036,040         2,043,653

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, buildings and amenities      1,939,086         1,946,336

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                  1,331,662         1,353,672

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities        335,042           337,832

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities        200,025           201,691

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building        1,636,488         1,642,914

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building        1,018,164         1,024,590

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                       213,843           220,269

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                        83,597            83,597

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                        60,690            60,690
                                                  ----------        ----------
                                                 $11,481,298       $11,592,641
                                                  ==========        ==========

     ---------------------------------------

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $13,700,000.

4.   Related Party Transactions
     --------------------------

     Property management fees of $49,173 and $43,400 for the three months ended March 31, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $701 and $667 as a repair and maintenance fee during the three months ended March 31, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                                   1996             1995
                                                 --------         --------
            Administrative                       $ 58,922         $ 45,282
            Leasing agents                         33,479           32,326
            Property management                    56,574           64,334
            Other                                     548            2,318
                                                  -------          -------
                                                 $149,523         $144,260
                                                  =======          =======

5.   Reclassification of 1995 Financial Statements
     ---------------------------------------------

     Certain  reclassifications  have been made to the March 31, 1995  financial
     statements   to  conform  with  March  31,  1996   classifications.   These
     reclassifications have no effect on previously reported operations.

6.   New Accounting Pronouncement
     ----------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                          1996         1995
                                                          ----         ----
Wholly-Owned Properties
- -----------------------
Commonwealth Business Center Phase I                       89%          81%

Plainview Point Office Center Phases I and II              86%          74%

The Willows of Plainview Phase I                           86%          80%

Properties Owned in Joint Venture with NTS-
Properties V (Ownership % at March 31, 1996)
- --------------------------------------------
The Willows of Plainview Phase II (10%)                    97%          90%

Lakeshore Business Center Phase I                    See below    See below
(See L/U II Joint Venture below)                           (1)          (1)

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at March 31, 1996)
- ---------------------------------------------
Golf Brook Apartments (4%)                                 92%          94%

Plainview Point III Office Center (5%)                     98%          48%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at March 31, 1996)
- ------------------------------------
Blankenbaker Business Center 1A (30%)                     100%         100%

Properties Owned Through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at March 31, 1996)
- -------------------------------
Lakeshore Business Center Phase I (18%)                    97%          79% (1)

Lakeshore Business Center Phase II (18%)                   72%          77% (2)

University Business Center Phase II (18%)                 100%         100% (2)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See below for a discussion regarding this change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1996 and 1995 was as follows:


                                                      1996          1995
                                                   ---------     ---------

Wholly-Owned Properties
- -----------------------
Commonwealth Business Center Phase I               $ 169,234     $ 162,136

Plainview Point Office Center Phases I
and II                                             $ 126,801     $ 118,283

The Willows of Plainview Phase I                   $ 272,206     $ 236,885

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at March
31, 1996)
- --------------------------------------
The Willows of Plainview Phase II (10%)            $  30,255     $  27,478

Lakeshore Business Center Phase I
(See L/U II Joint Venture below)                         N/A     $  14,282 (1)

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at March
31, 1996)
- ---------------------------------------
Golf Brook Apartments (4%)                         $  27,790     $  27,155

Plainview Point III Office Center (5%)             $  10,276     $   5,734

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. And NTS-Properties
Plus Ltd. (Ownership % at March 31, 1996)
- -----------------------------------------
Blankenbaker Business Center 1A (30%)              $  69,383     $  67,044

Properties Owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture) (Ownership % at March 31, 1996)
- ----------------------------------------
Lakeshore Business Center Phase I (18%)            $  61,142     $  33,692

Lakeshore Business Center Phase II (18%)           $  46,847     $  36,003 (2)

University Business Center Phase II (18%)          $  52,870     $  38,400 (2)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to March 31, 1995 is reflected below (See L/U II Joint Venture).
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding the change.

- ---------------------------------

The 8% increase in occupancy at Commonwealth Business Center Phase I from March 31, 1995 to March 31, 1996 is attributed to three new leases totalling approximately 6,400 square feet and an expansion by a current tenant of its existing space of approximately 1,600 square feet.. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling 1,600 square feet and one tenant, who had occupied 1,600 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy has increased for the three months ended March 31 from 81% in 1995 to 88% in 1996. Rental and other income at Commonwealth Business Center Phase I increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 12% increase in occupancy at Plainview Point Office Center Phases I and II from March 31, 1995 to March 31, 1996 is attributed to four new leases totalling approximately 6,800 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There were no tenant move-outs during the period. Average occupancy increased for the three months ended March 31 from 74% in 1995 to 86% in 1996. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy.

The Willows of Plainview Phase I's occupancy increased 6% from March 31, 1995 to March 31, 1996. Average occupancy increased from 80% (1995) to 88% (1996) for the three month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase I for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent.

The Willows of Plainview Phase II's occupancy increased from 90% as of March 31, 1995 to 97% as of March 31, 1996. Average occupancy increased from 89% for the three months ended March 31, 1995 to 96% for the same period in 1996. The change in rental and other income at The Willows of Plainview Phase II for the three months ended March 31, 1996 as compared to the same period in 1995 is not significant.

Golf Brook Apartments' occupancy decreased 2% from March 31, 1995 to March 31, 1996 while average occupancy remained constant at 94% for both three month periods. Rental and other income at Golf Brook Apartments remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995.

- ---------------------------------

The 50% increase in occupancy at Plainview Point III Office Center from March 31, 1995 to March 31, 1996 is primarily the result of two new leases for a total of 27,070 square feet. The new leases consist of a 10,343 square foot 63-month lease (took occupancy September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The increase in occupancy can also be attributed to an expansion by a current tenant of its existing space by approximately 4,400 square feet. Average occupancy increased from 54% for the three months ended March 31, 1995 to 96% for the same period in 1996. Rental and other income increased at Plainview Point III Office Center for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant.

The 18% increase in occupancy at Lakeshore Business Center Phase I from March 31, 1995 to March 31, 1996 can be attributed to 10 new leases totalling approximately 23,500 square feet, which includes approximately 7,600 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenant move-outs, who vacated at the end of the lease terms, totalling approximately 4,300 square feet. Average occupancy for the three months ended March 31 increased from 79% (1995) to 98% (1996). Rental and other income at Lakeshore Business Center Phase I increased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding the change.)

The 5% decrease in occupancy at Lakeshore Business Center Phase II from March 31, 1995 to March 31, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated the premises prior to the end of the lease term but are continuing to pay rent through the end of the lease term. The third tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. The fourth tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. Partially offsetting the tenant move-outs are four new leases totalling approximately 8,800 square feet and a 3,600 square foot expansion by a current tenant of its

- ---------------------------------

existing space. Average occupancy at Lakeshore Business Center Phase II decreased for the three months ended March 31 from 78% in 1995 to 72% in 1996. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II increased during the first quarter of 1996 as compared to the first quarter of 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) in January 1995. (See below for a discussion of the Joint Venture). Overall, rental and other income decreased at Lakeshore Business Center Phase II during the period primarily due to the decrease in average occupancy.

During the first quarter of 1996, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant took occupancy in April 1996 improving the building's occupancy to 80%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II to three tenants. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign renewal leases with the Joint Venture.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the three months ended March 31, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in University Business Center Phase II as a result of the formation of the L/U II Joint Venture in January 1995. (See below for a discussion of the Joint Venture.) Overall, rental and other income at University Business Center Phase II decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. The decrease in rental and other income is partially offset by a rent escalation based upon an increase in the consumer price index.

- ---------------------------------

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

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest and other income decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is due mainly to increased utility costs, landscaping costs and general building maintenance costs at the Partnership's commercial properties and increased costs connected with fully-furnished units at The Willows of Plainview Phases I and II. The increase in operating expenses is also due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (see discussion below). Operating expenses at Golf Brook Apartments remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995.

The decrease in operating expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to decreased leasing salaries at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A combined with decreased property management salaries at Commonwealth Business Center Phase I and Blankenbaker Business Center 1A. Partially offsetting the decrease in operating expenses - affiliated for the period is the Partnership's interest in the L/U II Joint Venture which was acquired in January 1995 (see discussion below). There were no significant fluctuations in operating expenses - affiliated at the Partnership's residential properties. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in amortization of capitalized leasing costs for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense has increased for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed

- ---------------------------------

below). The increase in interest expense is partially offset by continued principal payments on the mortgages and notes payable of the Partnership and its joint venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fee expense for the three months ended March 31, 1996 as compared to the same period in 1995 is also attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). Real estate taxes did not fluctuate significantly at the Partnership's other properties.

Professional and administrative expenses decreased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of decreased outside legal fees.

The increase in professional and administrative expense - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the Partnership acquiring an interest in the L/U II Joint
Venture in January 1995 (discussed below). Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,000,000.

Liquidity and Capital Resources
- -------------------------------

Cash  provided by  operations  for the three  months ended March 31 was $167,561
(1996) and $271,101 (1995). These funds, in conjunction with cash on hand, were used to make a 1.57% (annualized) distribution of $86,342 (1996) and a 14.8% (annualized) distribution of $841,273 (1995) for the three months ended March
31. The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less

- -------------------------------------------

a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partners received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $366,550 and $929,098 at March 31, 1996 and 1995, respectively.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed on January 23, 1995 among the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

As of March 31, 1996, the Partnership has a mortgage payable with an insurance company in the amount of $2,626,661. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $2,036,040 and $1,939,086. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of March 31, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,427,069. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,331,662. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1996, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,255,993 and $1,943,876. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of March 31, 1996

- -------------------------------------------

is $535,067  ($335,042 and  $200,025).  Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of March 31, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,168,000, $5,704,000, $1,198,000, $468,333 and $340,000.
The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at March 31, 1996 was $1,636,488, $1,018,164, $213,843, $83,597 and $60,690,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement in 1995. As of March 31, 1996, all funds in the escrow account had been released. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,168,000, $5,704,000 and $1,198,000 notes are as follows:

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

As of March 31, 1996, the L/U II Joint Venture has obtained a commitment from an insurance company for $17.4 million of debt financing. The mortgage will mature 144 months from the closing date and will bear interest at a fixed rate of 8.125%. The repayment of principal will be amortized over 144 months, with monthly payments of principal and interest in the amount of $189,541. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The closing date of the permanent financing is expected to take place before June 30, 1996.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these

- -------------------------------------------

improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows provided by investing activities are also from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership units and funds reserved by the Partnership for the repurchase of limited partnership units. The capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for interest and principal payments required by the debt financings of the L/U II Joint Venture and renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1996 and 1995.

                                                 Cash           Return
                                Net Loss     Distributions        of
                                Allocated       Declared        Capital
                                ---------       --------        -------

          Limited Partners:
                  1996          $ (28,605)     $  85,479       $  85,479
                  1995            (91,575)       832,860         832,860

          General Partner:
                  1996          $    (289)     $     855       $     855
                  1995               (925)         8,413           8,413

As of March 31, 1996, the L/U II Joint Venture had a commitment for an approximately $105,000 special tenant finish allowance. The commitment is the result of a new six-year lease for approximately 7,000 square feet at

- -------------------------------------------

Lakeshore Business Center Phase II. The Partnership's proportionate share of this commitment is approximately $19,000 or 18%. As of March 31, 1996, approximately $70,000 had been incurred toward this commitment, of which the Partnership's proportionate share is approximately $12,500 or 18%.

As of March 31, 1996, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. Full Sail is also a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000). The Partnership's proportionate share of the net commitment ($200,000 less $92,000) is approximately $19,000 or 18%.

The Partnership had no other material commitments for renovations or capital improvements as of March 31, 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1996 or obtain new tenants are unknown. However, with certain properties below stabilized occupancy (see above), the Partnership is anticipating that a significant portion of the cash reserves will be required to improve the occupancy levels.

On February 1, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $297,450 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. As of March 31, 1996, 1,252 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve in the near term.

- -------------------------------------------

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1996 in the land held for development is approximately $300,000. The Joint Venture currently has a contract for the sale of .7 acres of this land at a price of $175,000.

PART II.  OTHER INFORMATION

1.        Legal Proceedings

          None

2.        Changes in Securities

          None

3.        Defaults upon Senior Securities

          None

4.        Submission of Matters to a Vote of Security Holders

          None

5.        Other Information

          None

6.        Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K, dated February 1, 1996, was filed to report in Item 5 the fact that the Partnership has established an Interest Repurchase Reserve pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

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


Date:    May 14, 1996