Form 10-Q
period 1996-06-30
NTS PROPERTIES IV
filed 1996-08-14
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996

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

                                 Not Applicable
 -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X      No


Exhibit Index:    See page 19
Total Pages:      20

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                          3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                             4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                             5

         Notes to Financial Statements                                      6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-18

                                     PART II

1.       Legal Proceedings                                                   19
2.       Changes in Securities                                               19
3.       Defaults upon Senior Securities                                     19
4.       Submission of Matters to a Vote of Security Holders                 19
5.       Other Information                                                   19
6.       Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                         As of         As of
                                                    June 30, 1996 December 31, 1995*
                                                    ------------- ------------------


ASSETS
   Cash and equivalents                            $      139,776   $    276,610
   Cash and equivalents - restricted                      161,822         61,308
   Investment securities                                     --          404,587
   Accounts receivable, net of
     allowance for doubtful accounts of
     $13,917 (1996) and $15,854 (1995)                    554,209        431,772
   Land, buildings and amenities, net                  14,186,038     14,617,818
   Land held for development                              297,251        297,251
   Other assets                                           595,367        556,442
                                                   --------------   ------------
                                                   $   15,934,463   $ 16,645,788
                                                   ==============   ============


LIABILITIES AND PARTNERS' EQUITY
   Mortgages and notes payable                     $   11,369,118   $ 11,592,641
   Accounts payable - operations                          166,721        212,597
   Accounts payable - construction                           --           36,167
   Distributions payable                                   83,985         90,136
   Security deposits                                       83,893         83,995
   Other liabilities                                      122,290         17,303
                                                   --------------   ------------
                                                       11,826,007     12,032,839

   Partners' equity                                     4,108,456      4,612,949
                                                   --------------   ------------

                                                   $   15,934,463   $ 16,645,788
                                                   ==============   ============



                                           Limited              General
                                           Partners             Partner           Total
                                           --------             -------           -----
PARTNERS' EQUITY
Capital contributions, net of
  offering costs                       $    25,834,899       $   --           $ 25,834,899
Net income - prior years                       382,819            3,868            386,687
Net loss - current year                        (29,371)            (297)           (29,668)
Cash distributions declared to
  date                                     (21,532,062)        (217,705)       (21,749,767)
Repurchase of limited partnership
  units                                       (333,695)          --               (333,695)
                                       ---------------       ----------       ------------
Balances at June 30, 1996              $     4,322,590       $ (214,134)      $  4,108,456
                                       ===============       ==========       ============



* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                                     --------                       --------
                                                               1996            1995           1996           1995
                                                               ----            ----           ----           ----
REVENUES:
  Rental income, net of provision
    for doubtful accounts of $0
    (1996) and $6,736 (1995)                             $      887,816   $    796,988    $ 1,752,030    $ 1,560,666
  Interest and other income                                       3,621         14,295         13,347         29,223
                                                         --------------   ------------    -----------    -----------
                                                                891,437        811,283      1,765,377      1,589,889

EXPENSES:
  Operating expenses                                            150,562        130,337        306,616        263,634
  Operating expenses - affiliated                                91,940        102,154        189,070        210,373
  Write-off of unamortized
     building costs                                               6,871           --            6,871           --
  Amortization of capitalized
     leasing costs                                                5,377          7,005         10,447         13,282
  Interest expense                                              244,227        252,468        488,551        478,006
  Management fees                                                51,011         45,668        100,183         89,069
  Real estate taxes                                              55,227         55,626        110,169        106,589
  Professional and administrative
     expenses                                                    23,958         28,929         46,391         66,177
  Professional and administrative
     expenses - affiliated                                       31,164         35,185         74,148         70,142
  Depreciation and amortization                                 231,875        234,911        462,599        466,114
                                                         --------------   ------------    -----------    -----------
                                                                892,212        892,283      1,795,045      1,763,386
                                                         --------------   ------------    -----------    -----------
Net loss                                                 $         (775)  $    (81,000)   $   (29,668)   $  (173,497)
                                                         ==============   ============    ===========    ===========


Net loss allocated to the
  limited partners                                       $         (767)  $    (80,190)   $   (29,371)   $  (171,762)
                                                         ==============   ============    ===========    ===========

Net loss per limited partnership
   unit                                                  $         (.03)  $      (2.70)   $     (1.02)   $     (5.77)
                                                         ==============   ============    ===========    ===========


Weighted average number of units                                 28,110         29,745         28,834         29,745
                                                         ==============   ============    ===========    ===========




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                                    --------                              --------
                                                            1996               1995               1996                1995
                                                            ----               ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $       (775)      $    (81,000)       $   (29,668)       $  (173,497)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
      Accrued interest on investment
        securities                                            --                 --                3,642               --
      Provision for doubtful accounts                         --                4,346               --                6,736
      Write-off of unamortized building
        costs                                                6,871               --                6,871               --
      Amortization of capitalized leasing
        costs                                                5,377              7,005             10,447             13,282
      Depreciation and amortization                        231,875            234,911            462,599            466,114
      Changes in assets and liabilities:
        Cash and equivalents - restricted                  (52,620)           (53,108)          (102,963)           (90,761)
        Accounts receivable                               (129,401)             5,586           (122,437)           201,682
        Other assets                                         9,406             22,322            (22,642)             6,843
        Accounts payable - operations                      (24,524)           (33,328)           (45,876)           (14,374)
        Security deposits                                      213              1,009               (102)            (3,232)
        Other liabilities                                   50,878             48,395            104,990             14,584
                                                       -----------        -----------        -----------        -----------
   Net cash provided by operating
      activities
                                                            97,300            156,138            264,861            427,377
                                                       -----------        -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                (12,440)           (36,870)           (59,104)          (203,828)
Increase in cash and equivalents -
  restricted                                                  --                 --                 --              (20,300)
Decrease in cash and equivalents -
  restricted                                                  --                 --                2,450               --
Maturity of investment securities                             --                 --              400,945               --
                                                       -----------        -----------        -----------        -----------
   Net cash provided by (used in)
      investing activities                                 (12,440)           (36,870)           344,291           (224,128)
                                                       -----------        -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes
  payable                                                 (112,180)           (90,457)          (223,523)          (169,080)
Capital contribution to a joint venture                       --                 --                 --             (616,125)
Cash distributions                                         (86,342)           (90,136)          (176,478)          (931,409)
Additions to loan costs                                    (33,612)            (1,016)           (41,485)           (25,852)
Repurchase of limited partnership units                   (116,700)              --             (304,500)              --
Decrease in cash and equivalents -
  restricted                                                37,200               --                 --                 --
                                                       -----------        -----------        -----------        -----------
   Net cash used in financing activities                  (311,634)          (181,609)          (745,986)        (1,742,466)
                                                       -----------        -----------        -----------        -----------
   Net decrease in cash and equivalents                   (226,774)           (62,341)          (136,834)        (1,539,217)

CASH AND EQUIVALENTS, beginning of period                  366,550            929,098            276,610          2,405,974
                                                       -----------        -----------        -----------        -----------
CASH AND EQUIVALENTS, end of period                    $   139,776        $   866,757        $   139,776        $   866,757
                                                       ===========        ===========        ===========        ===========

Interest paid on a cash basis                          $   245,487        $   253,900        $   492,560        $   477,638
                                                       ===========        ===========        ===========        ===========


                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1.   Cash and Equivalents - Restricted
- --------------------------------------

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

2.   Interest Repurchase Reserve
- --------------------------------

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

     On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to purchase an additional 1,850 Units at a price of $150 per Unit. As of June 30, 1996, 2,030 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor.

3.   New Accounting Pronouncement
- ---------------------------------

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

4.   Mortgages and Notes Payable
- --------------------------------

     Mortgages and notes payable consist of the following:


                                                        June 30,    December 31,
                                                          1996         1995
                                                          ----         ----
     Mortgage payable with an insurance company
     bearing interest at a fixed rate of 8.8%,
     due October 1, 2004, secured by land and
     building
                                                      $  2,574,800   $ 2,677,397

     Mortgage  payable with an insurance company
     bearing interest at a fixed rate of 7%, due
     December 5, 2003, secured by land, buildings
     and amenities                                       2,028,294     2,043,653

     Mortgage  payable with an insurance company
     bearing interest at a fixed rate of 7%, due
     December 5, 2003, secured by land, buildings
     and amenities                                       1,931,708     1,946,336

     Mortgage  payable with an insurance company
     bearing interest at a fixed rate of 8.5%, due
     November 15, 2005, secured by land and
     building                                            1,309,182     1,353,672

     Mortgage  payable with an insurance company
     bearing interest at a fixed rate of 7.5%, due
     December 5, 2003, secured by land,
     buildings and amenities                               332,890       337,832

     Mortgage  payable with an insurance company
     bearing interest at a fixed rate of 7.5%, due
     December 5, 2003, secured by land,
     buildings and amenities                               198,740       201,691

     Note payable to a bank bearing interest at a
     fixed rate of 10.6%, due January 31, 1998,
     secured by land and building                        1,630,062     1,642,914

     Note payable to a bank bearing interest at a
     fixed rate of 10.6%, due January 31, 1998,
     secured by land and building                        1,011,738     1,024,590

     Note payable to a bank bearing interest at a
     fixed rate of 10.6%, due January 31, 1998,
     secured by land                                       207,417       220,269

     Note payable to a bank bearing interest at a
     fixed rate of 10.6%, due January 31, 1998,
     secured by land                                        83,597        83,597

     Note payable to a bank bearing interest at a
     fixed rate of 10.6%, due January 31, 1998,
     secured by land                                        60,690        60,690
                                                      ------------  ------------
                                                      $ 11,369,118  $ 11,592,641
                                                      ============  ============


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $13,400,000.

- --------------------------------------------

     Subsequent to June 30, 1996, the Lakeshore/University II Joint Venture, of which the Partnership owns an 18% interest, obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000). The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over 12 years. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

5.   Related Party Transactions
- -------------------------------

     Property management fees of $100,183 and $89,069 for the six months ended June 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, permitted by the Partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,479 and $3,440 as a repair and maintenance fee during the six months ended June 30, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities.

     As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              1996           1995
                                              ----           ----

            Administrative               $    96,538   $     91,199
            Property manager                  60,942         60,321
            Leasing                          120,965        127,760
            Other                              2,247          4,094
                                         -----------   ------------

                                         $   280,692   $    283,374
                                         ===========   ============



6.   Reclassification of 1995 Financial Statements
- --------------------------------------------------

     Certain  reclassifications  have been made to the June 30,  1995  financial
     statements   to  conform   with  June  30,  1996   classifications.   These
     reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                 1996             1995
                                                 ----             ----
Wholly-Owned Properties
- -----------------------
Commonwealth Business Center Phase I              89%              81%

Plainview Point Office Center                     86%              74%
  Phases I and II

The Willows of Plainview Phase I                  92%              84%

Properties Owned in Joint Venture with
NTS-Properties V (Ownership % at
June 30, 1996)
- --------------------------------------
The Willows of Plainview Phase II (10%)           94%              89%

Lakeshore Business Center Phase I              See below        See below
(See L/U II Joint Venture below)                  (1)              (1)

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at
June 30, 1996)
- --------------------------------------
Golf Brook Apartments (4%)                        91%              93%

Plainview Point III Office Center (5%)            87%              48%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties
Plus Ltd. (Ownership % at June 30, 1996)
- ----------------------------------------
Blankenbaker Business Center 1A (30%)            100%             100%

Properties Owned Through
Lakeshore/University II Joint Venture
(L/U II Joint Venture) (Ownership % at
June 30, 1996)
- ----------------------------------------
Lakeshore Business Center Phase I (18%)           99%              83%    (1)

Lakeshore Business Center Phase II (18%)          80%              82%    (2)

University Business Center Phase II (18%)        100%             100%    (2)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1996 and 1995 was as follows:


                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                         --------              --------
                                      1996      1995       1996        1995
                                      ----      ----       ----        ----
Wholly-owned Properties
- -----------------------
Commonwealth Business Center
  Phase I                         $  165,709  $149,952  $ 334,943  $  312,088

Plainview Point Office Center
  Phases I and II                 $  141,984  $111,861  $ 268,785  $  230,145

The Willows of Plainview
  Phase I                         $  276,564  $250,828  $ 548,770  $  487,712

Properties owned in Joint
Venture with NTS-Properties V
(Ownership % at June 30, 1996)
- ------------------------------
The Willows of Plainview
  Phase II (10%)                  $   30,927  $ 28,076  $  61,182  $   55,553

Lakeshore Business Center
  Phase I (See L/U II Joint
  Venture below)                        N/A      N/A         N/A   $   14,282
                                                                        (1)
Properties Owned in Joint
Venture with NTS-Properties VI
(Ownership % at June 30, 1996)
- ------------------------------
Golf Brook Apartments (4%)        $   27,960  $ 27,755  $  55,750  $   54,911

Plainview Point III Office
  Center (5%)                     $    9,594  $  4,890  $  19,871  $   10,623

Property Owned in Joint Venture
with NTS-Properties VII, Ltd.
and NTS-Properties Plus Ltd.
(Ownership % at June 30, 1996)
- ------------------------------
Blankenbaker Business Center
  1A (30%)                        $   69,422  $ 69,422  $ 138,804  $  136,465

Properties Owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at June 30, 1996)
- ------------------------------
Lakeshore Business Center
  Phase I (18%)                   $   63,179  $ 49,248  $ 124,321  $   82,940

Lakeshore Business Center
  Phase II (18%)                  $   50,980  $ 57,264  $  97,827  $   93,268
                                                                        (2)
University Business Center
  Phase II (18%)                  $   54,357  $ 53,196  $ 107,227  $   91,596
                                                                        (2)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to June 30, 1995 is reflected below (See L/U II Joint Venture).
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding the change.

- ---------------------------------

The 8% increase in occupancy at Commonwealth Business Center Phase I from June 30, 1995 to June 30, 1996 is attributed to three new leases totalling approximately 6,400 square feet and an expansion by a current tenant of its existing space of approximately 1,600 square feet. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling 1,600 square feet and one tenant, who had occupied 1,600 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy increased from 81%
(1995) to 89% (1996) for the three months and six months ended June 30. Rental and other income at Commonwealth Business Center Phase I increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

During July 1996, Commonwealth Business Center Phase I's occupancy increased to 96% as a result of an approximately 3,600 square foot new lease.

The 12% increase in occupancy at Plainview Point Office Center Phases I and II from June 30, 1995 to June 30, 1996 is attributed to four new leases totalling approximately 6,800 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There were no tenant move- outs during the period. Average occupancy increased for the three months and six months ended June 30 from 74% in 1995 to 86% in 1996. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy.

The Willows of Plainview Phase I's occupancy increased 8% from June 30, 1995 to June 30, 1996. Average occupancy increased from 84% (1995) to 91% (1996) for the three months ended June 30 and from 82% (1995) to 89% (1996) for the six month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy as of a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase I for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent.

The Willows of Plainview Phase II's occupancy increased from 89% as of June 30, 1995 to 94% as of June 30, 1996. Average occupancy increased from 92% (1995) to 93% (1996) for the three months ended June 30 and from 90% (1995) to 95% (1996) for the six month period. The increase in rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units.

Golf Brook Apartments' occupancy decreased 2% from June 30, 1995 to June 30, 1996. Average occupancy decreased from 94% (1995) to 90% (1996) for the three months ended June 30 and from 94% (1995) to 92% (1996) for the six month period. The change in rental and other income at Golf Brook Apartments for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

The 39% increase in occupancy at Plainview Point III Office Center from June 30, 1995 to June 30, 1996 is primarily the result of two new leases for a total of 27,070 square feet. The new leases consist of a 10,343 square foot 63-month lease (took occupancy September 1, 1995) and a 16,727 square foot five-year lease

- ---------------------------------

(took occupancy December 27, 1995). The increase in occupancy can also be attributed to an expansion by a current tenant of its existing space by approximately 4,400 square feet. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling 6,900 square feet. Average occupancy increased from 48% (1995) to 94% (1996) for the three months ended June 30 and from 51% (1995) to 95% (1996) for the six month period. Rental and other income increased at Plainview Point III Office Center for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

The 16% increase in occupancy at Lakeshore Business Center Phase I from June 30, 1995 to June 30, 1996 can be attributed to eight new leases totalling approximately 20,400 square feet, which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are partially offset by two tenants, who occupied a total of approximately 3,400 square feet, vacating the premises at the end of the lease terms. Average occupancy increased from 80% (1995) to 98% (1996) for the three months ended June 30 and from 79% (1995) to 98% (1996) for the six month period. Rental and other income increased at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the six months ended June 30, 1996 can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding the change.)

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1995 to June 30, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated prior to the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. Partially offsetting the tenant move-outs are three new leases totalling approximately 13,800 square feet and a 3,600 square foot expansion by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase II decreased from 81% (1995) to 80% (1996) for the three months ended June 30 and from 80% (1995) to 76% (1996) for the six month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Overall, rental and other income decreased at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 primarily due to the decrease in average occupancy. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, increased for the six months ended June 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.)

- ---------------------------------

As of June 30, 1996, Lakeshore Business Center Phase II had approximately 3,400 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the third quarter of 1996. With this new lease, the business center's occupancy should improve to 83%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II to three tenants. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33-month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the six months ended June 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in University Business Center Phase II as a result of the formation of the L/U II Joint Venture in January 1995. (See below for a discussion of the Joint Venture.) Overall, rental and other income at University Business Center Phase II decreased for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. Rental and other income increased for the three months ended June 30, 1996 as compared to the same period in 1995 as a result of a rent escalation based upon an increase in the consumer price index.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1996 and 1995. As of June 30, 1996, there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the requirements of the Partnership's debt financings.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest and other income decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to increased utility costs, landscaping costs and general building maintenance costs at the Partnership's commercial properties and increased costs connected with fully furnished units at The Willows of Plainview Phases I and II. The increase in operating expenses for the six month period is also due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (see discussion below).

- ---------------------------------

The decrease in operating expenses - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to decreased leasing and property management costs at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A. Partially offsetting the decrease in operating expenses - affiliated for the six month period is the Partnership's acquisition of an interest in the L/U II Joint Venture in January 1995 (see discussion below). There were no significant fluctuations in operating expenses affiliated at the Partnership's residential properties. Operating expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized building costs can be attributed to Plainview Point Office Center Phases I and II. The write-off is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been depreciated.

The decrease in amortization of capitalized leasing costs for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to costs capitalized during the initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest  expense  has  increased  for the six  months  ended  June 30,  1996 as compared  to the  same  period  in  1995  due  primarily  to  the  Partnership's acquisition of an interest in the L/U II Joint Venture in January 1995 (discussed below). The increase in interest expense for the six month period is partially offset by continued principal payments on the mortgages and notes payable of the Partnership and its joint venture properties. These principal payments also explain the decrease in interest expense for the three months ended June 30, 1996 as compared to the same period in 1995. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fee expense for the six months ended June 30, 1996 as compared to the same period in 1995 is also attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). Real estate taxes did not fluctuate significantly at the Partnership's other properties. The change in real estate taxes for the three months ended June 30, 1996 as compared to the same period in 1995 was not significant.

Professional and administrative expenses decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 primarily as a result of decreased outside legal fees.

The change in professional and administrative expense - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,000,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations for the six months ended June 30 was $264,861 (1996) and $427,377 (1995). These funds, in conjunction with cash on hand, were used to make a 1.57% (annualized) distribution of $170,327 for the six months ended June 30, 1996 and an 8.1% (annualized) distribution of $931,409 for the six months ended June 30, 1995. The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $139,776 and $866,757 at June 30, 1996 and 1995, respectively.

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

As of June 30, 1996, the Partnership has a mortgage payable with an insurance company in the amount of $2,574,800. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $2,028,294 and $1,931,708. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of June 30, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,352,334. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1996 is $1,309,182. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1996, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,244,538 and $1,937,037. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of June 30, 1996 is $531,630 ($332,890 and $198,740). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

- -------------------------------------------

As of June 30, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,132,000, $5,668,000, $1,162,000, $468,333 and $340,000.
The notes are a liability of the Joint Venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at June 30, 1996 was $1,630,062, $1,011,738, $207,417, $83,597 and $60,690,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement in 1995. In 1996, all funds in the escrow account had been released. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the Joint Venture. Principal payments required on the $9,132,000, $5,668,000 and $1,162,000 notes are as follows:

          a) 12 monthly payments of $3,000 each, the first of which was due at closing. The second through 12th payments were due on the first day of February through December 1995.
          b) 12 monthly payments of $12,000 each, commencing on January 1,1996 through December 1, 1996.
          c) 13 monthly payments of $15,000 each, commencing on January 1,1997 through January 1, 1998.
          d)   Balloon payment due at maturity on January 31, 1998.

Subsequent to June 30, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000). The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over twelve years, with monthly payments of principal and interest totalling approximately $190,000. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities were the result of a release of these escrow funds. Cash flows provided by investing activities are also from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government and its agencies with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. Cash flows provided by financing activities were the result of a decrease in funds reserved by the Partnership for the repurchase of limited partnership units. The capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The

- -------------------------------------------

Partnership does not expect any material changes in the mix and relative cost of capital resources except for interest and principal payments required by the debt financings obtained by the L/U II Joint Venture subsequent to June 30, 1996 (see discussion above) and renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1996 and 1995.


                                               Cash
                              Net Loss     Distributions    Return of
                              Allocated      Declared        Capital
                              ---------      --------        -------


     Limited Partners:
           1996             $    (29,371)  $    168,624   $    168,624
           1995                 (171,762)       922,095        922,095


     General Partner:
           1996             $       (297)  $      1,703   $      1,703
           1995                   (1,735)         9,314          9,314

As of June 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. Full Sail is also a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000). The Partnership's proportionate share of the net commitment ($200,000 less $92,000) is approximately $19,000 or 18%.

The Partnership had no other material commitments for renovations or capital improvements as of June 30, 1996.

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

- -------------------------------------------

On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to purchase an additional 1,850 Units at a price of $150 per Unit. As of June 30, 1996, 2,030 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are handled by an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations at University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center development. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1996 in the land held for development is approximately $300,000. The Joint Venture currently has a contract for the sale of .7 acres of this land at a price of $175,000.

PART II. OTHER INFORMATION


1.       Legal Proceedings

         None

2.       Changes in Securities

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27.  Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K, dated May 14, 1996, was filed to report in Item 5 that the Lakeshore/University II Joint Venture had obtained a commitment for permanent financing from an insurance company totalling $17,400,000.

                Form 8-K, dated May 24, 1996, was filed to report in Item 5 that the Partnership has elected to increase its Interest Repurchase Reserve by an additional amount of $277,620.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NTS-PROPERTIES IV
                                                 (Registrant)

                               BY:    NTS-Properties Associates IV
                                      BY:   NTS Capital Corporation,
                                            General Partner

                                            /s/ John W. Hampton
                                            John W. Hampton
                                            Senior Vice President


Date:    August 13  , 1996