Form 10-Q
period 1996-09-30
NTS PROPERTIES IV
filed 1996-11-13
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 September 30, 1996
                                -----------------------------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ------------            ------------


Commission File Number                        0-11655
                      ---------------------------------------------------------


                                NTS-PROPERTIES IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Kentucky                                    61-1026356
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road
Louisville, KY                                             40223
----------------------------------          ------------------------------------
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
including area code                                    (502) 426-4800
                                            ------------------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X      No
Exhibit Index:    See page 20
Total Pages:      21

                                TABLE OF CONTENTS

                                                                    Pages

                                     PART I

Item 1.  Financial Statements

          Balance Sheets and Statement of Partners' Equity
            As of September 30, 1996 and December 31, 1995             3

          Statements of Operations
            For the three months and nine months ended
            September 30, 1996 and 1995                                4

          Statements of Cash Flows
            For the three months and nine months ended
            September 30, 1996 and 1995                                5

          Notes to Financial Statements                              6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-19

                                     PART II

1.       Legal Proceedings                                            20
2.       Changes in Securities                                        20
3.       Defaults upon Senior Securities                              20
4.       Submission of Matters to a Vote of Security Holders          20
5.       Other Information                                            20
6.       Exhibits and Reports on Form 8-K                             20

Signatures                                                            21



PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                        As of                         As of
                                                                  September 30, 1996            December 31, 1995*
                                                            ------------------------------ ----------------------------


ASSETS
   Cash and equivalents                                         $            350,959                 $           276,610
   Cash and equivalents - restricted                                         218,710                              61,308
   Investment securities                                                          --                             404,587
   Accounts receivable, net of
     allowance for doubtful accounts of
     $12,790 (1996) and $15,854 (1995)                                       407,380                             431,772
   Land, buildings and amenities, net                                     14,017,749                          14,617,818
   Land held for development                                                 297,251                             297,251
   Other assets                                                              575,493                             556,442
                                                                --------------------                 -------------------

                                                                $         15,867,542                 $        16,645,788
                                                                ====================                 ===================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages and notes payable                                  $         11,373,886                 $        11,592,641
   Accounts payable - operations                                             179,020                             212,597
   Accounts payable - construction                                            42,602                              36,167
   Distributions payable                                                      54,766                              90,136
   Security deposits                                                          85,465                              83,995
   Other liabilities                                                         181,418                              17,303
                                                                --------------------                 -------------------

                                                                          11,917,157                          12,032,839

   Partners' equity                                                        3,950,385                           4,612,949
                                                                --------------------                 -------------------

                                                                $         15,867,542                 $        16,645,788
                                                                ====================                 ===================



                                             Limited            General
                                             Partners           Partner              Total
                                           ------------       ------------       ------------
PARTNERS' EQUITY
Capital contributions, net of
  offering costs                           $ 25,834,899       $         --       $ 25,834,899
Net income - prior years                        382,819              3,868            386,687
Net loss - current year                         (41,650)              (421)           (42,071)
Cash distributions declared to
  date                                      (21,586,281)          (218,254)       (21,804,535)
Repurchase of limited partnership
  units                                        (424,595)                --           (424,595)
                                           ------------       ------------       ------------

Balances at September 30, 1996             $  4,165,192       $   (214,807)      $  3,950,385
                                           ============       ============       ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                Three Months Ended                      Nine Months Ended
                                                   September 30,                           September 30,
                                         --------------------------------        --------------------------------

                                             1996                1995                1996                1995
                                         ------------        ------------        -----------         ------------
REVENUES:
  Rental income, net of provision
    for doubtful accounts of $0
    (1996) and $12,197 (1995)            $   905,199         $   831,255         $ 2,657,231         $ 2,391,920
  Interest and other income                    4,353              12,797              17,699              42,020
                                         -----------         -----------         -----------         -----------

                                             909,552             844,052           2,674,930           2,433,940

EXPENSES:
  Operating expenses                         186,785             182,195             493,398             445,830
  Operating expenses - affiliated             93,726             106,554             282,796             316,927
  Write-off of unamortized
     building costs                               --                  --               6,871                  --
 Write-off of unamortized loan
   costs                                      12,896                  --              12,896                  --
  Amortization of capitalized
     leasing costs                             5,209               7,005              15,655              20,286
  Interest expense                           229,679             251,338             718,231             729,344
  Management fees                             51,082              47,879             151,265             136,946
  Real estate taxes                           55,944              54,814             166,113             161,403
  Professional and administrative
     expenses                                 23,105              39,417              69,496             105,592
  Professional and administrative
     expenses - affiliated                    36,670              35,927             110,818             106,070
  Depreciation and amortization              226,859             230,636             689,462             696,750
                                         -----------         -----------         -----------         -----------

                                             921,955             955,765           2,717,001           2,719,148
                                         -----------         -----------         -----------         -----------

Net loss                                 $   (12,403)        $  (111,713)        $   (42,071)        $  (285,208)
                                         ===========         ===========         ===========         ===========

Net loss allocated to the
  limited partners                       $   (12,278)        $  (110,596)        $   (41,650)        $  (282,356)
                                         ===========         ===========         ===========         ===========
Net loss per limited partnership
   unit                                  $     (0.45)        $     (3.72)        $     (1.47)        $     (9.49)
                                         ===========         ===========         ===========         ===========

Weighted average number of units              27,395              29,745              28,348               9,745
                                         ===========         ===========         ===========         ===========





                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended                   Nine Months Ended
                                                                          September 30,                        September 30,
                                                               -------------------------------       -------------------------------

                                                                   1996               1995               1996               1995
                                                               -----------        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (12,403)       $  (111,713)       $   (42,071)       $  (285,208)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Accrued interest on investment
        securities                                                      --             (2,006)             3,642             (2,006)
      Provision for doubtful accounts                                   --              5,461                 --             12,197
      Write-off of unamortized building
        costs                                                           --                 --              6,871                 --
   Write-off of unamortized loan costs                              12,896                 --             12,896                 --
      Amortization of capitalized leasing
        costs                                                        5,209              7,005             15,655             20,286
      Depreciation and amortization                                226,859            230,636            689,462            696,750
      Changes in assets and liabilities:
        Cash and equivalents - restricted                          (52,288)           (80,762)          (155,251)          (168,481)
        Accounts receivable                                        146,832             22,627             24,392            224,309
        Other assets                                                23,255             13,262                611             20,068
        Accounts payable - operations                               12,299             18,158            (33,577)             3,784
        Security deposits                                            1,572              3,709              1,470                477
        Other liabilities                                           59,123             57,902            164,115             72,486
                                                               -----------        -----------        -----------        -----------
   Net cash provided by operating
      activities                                                   423,354            164,279            688,215            594,662
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                        (13,599)           (36,177)           (72,703)          (240,025)
Increase in cash and equivalents -
  restricted                                                            --               (128)                --            (20,428)
Decrease in cash and equivalents -
  restricted                                                            --              4,933              2,450              4,933
Purchase of investment securities                                       --           (297,282)                --           (297,282)
Maturity of investment securities                                       --                 --            400,945                 --
                                                               -----------        -----------        -----------        -----------
   Net cash provided by (used in) investing
      activities                                                   (13,599)          (328,654)           330,692           (552,802)
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                    3,105,900                 --          3,105,900                 --
Principal payments on mortgages and notes
  payable                                                       (3,101,132)           (92,890)        (3,324,655)          (261,970)
Capital contribution to a joint venture                                 --                 --                 --           (616,125)
Cash distributions                                                 (83,984)           (90,136)          (260,462)        (1,021,546)
Additions to loan costs                                            (23,856)                --            (65,341)           (25,796)
Repurchase of limited partnership units                            (90,900)                --           (395,400)                --
Increase in cash and equivalents -
  restricted                                                        (4,600)                --             (4,600)                --
                                                               -----------        -----------        -----------        -----------

   Net cash used in financing activities                          (198,572)          (183,026)          (944,558)        (1,925,437)
                                                               -----------        -----------        -----------        -----------

   Net increase (decrease) in cash and
      equivalents                                                  211,183           (347,401)            74,349         (1,883,577)

CASH AND EQUIVALENTS, beginning of period                          139,776            869,798            276,610          2,405,974
                                                               -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                            $   350,959        $   522,397        $   350,959        $   522,397
                                                               ===========        ===========        ===========        ===========

Interest paid on a cash basis                                  $   235,470        $   251,833        $   728,031        $   729,521
                                                               ===========        ===========        ===========        ===========

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.   Cash and Equivalents - Restricted

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

2.   Interest Repurchase Reserve

     On February 1, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $297,450 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under
     Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership was able to repurchase 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price.

     On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. As of September 30, 1996, 2,636 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor.

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

4.   Mortgages and Notes Payable

     Mortgages and notes payable consist of the following:


                                                September 30,     December 31,
                                                    1996              1995
                                                ------------     --------------


     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 8.8%, due October 1, 2004, secured by
     land and building                          $  2,521,791     $   2,677,397

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 7%, due December 5, 2003, secured by
     land, buildings and amenities                 2,020,411         2,043,653

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 7%, due December 5, 2003, secured by
     land, buildings and amenities                 1,924,200         1,946,336

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 8.5%, due November 15, 2005, secured
     by land and building                          1,286,220         1,353,672

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 8.125%, due August 1, 2008, secured by
     land and building                             1,071,029                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 8.125%, due August 1, 2008, secured by
     land and building                             1,026,588                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 8.125%, due August 1, 2008, secured by
     land and building                               995,479                --

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 7.5%, due December 5, 2003, secured by
     land, buildings and amenities                   330,722           337,832

     Mortgage  payable with an insurance
     company bearing interest at a fixed rate
     of 7.5%, due December 5, 2003, secured by
     land, buildings and amenities                   197,446           201,691

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January 31,
     1998, secured by land and building                   --         1,642,914

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January 31,
     1998, secured by land and building                   --         1,024,590


                              (continued next page)

                                                 September 30,      December 31,
                                                      1996              1995
                                                 --------------     ------------


     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January 31,
     1998, secured by land                        $   --            $    220,269

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January 31,
     1998, secured by land                            --                  83,597

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January 31,
     1998, secured by land                            --                  60,690
                                                  -------------      -----------

                                                  $  11,373,886      $11,592,641
                                                  =============      ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $12,900,000.


5.   Related Party Transactions

     Property management fees of $151,265 and $136,946 for the nine months ended September 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. Also, pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,945 and $6,209 as a repair and maintenance fee during the nine months ended September 30, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities.

     As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                    1996                       1995
                             -------------------        -------------------

     Administrative          $           142,794        $           136,436
     Leasing                              88,053                     95,086
     Property manager                    180,601
     Other                                 6,590                      9,361
                             -------------------        -------------------

                             $           418,038        $           433,583
                             ===================        ===================

6.   Reclassification of 1995 Financial Statements

     Certain reclassifications have been made to the September 30, 1995 financial statements to conform with September 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                        1996       1995
                                                        ----       ----
Wholly-Owned Properties
-----------------------
Commonwealth Business Center Phase I                     96%        78%

Plainview Point Office Center                            86%        78%
  Phases I and II

The Willows of Plainview Phase I                         91%        93%

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties V (Ownership % at
--------------------------------
September 30, 1996)
-------------------
The Willows of Plainview Phase II (10%)                  96%        94%

Lakeshore Business Center Phase I                     See below  See below
(See L/U II Joint Venture below)                         (1)        (1)

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (Ownership % at
---------------------------------
September 30, 1996)
-------------------
Golf Brook Apartments (4%)                               97%        94%

Plainview Point III Office Center (5%)                   91%        65%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties
---------------------------------------
Plus Ltd. (Ownership % at September 30,
---------------------------------------
1996)
-----
Blankenbaker Business Center 1A (30%)                   100%       100%

Properties Owned Through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture) (Ownership % at
--------------------------------------
September 30, 1996)
-------------------
Lakeshore Business Center Phase I (18%)                  97%        87%   (1)

Lakeshore Business Center Phase II (18%)                 83%        73%   (2)

University Business Center Phase II (18%)               100%       100%   (2)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See below for a discussion regarding this change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

---------------------------------
The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1996 and 1995 was as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                  ----------------------- ----------------------
                                      1996       1995        1996        1995
                                  ----------- ----------- ----------   ---------
Wholly-owned Properties
-----------------------
Commonwealth Business Center
  Phase I                         $   174,794 $   150,389 $  509,737   $ 462,477

Plainview Point Office Center
  Phases I and II                 $   136,786 $   112,804 $  405,570   $ 342,949

The Willows of Plainview
  Phase I                         $   287,016 $   280,547 $  835,786   $ 768,620
Properties owned in Joint
-------------------------
Venture with NTS-Properties V
-----------------------------
(Ownership % at September 30,
-----------------------------
1996)
-----
The Willows of Plainview
  Phase II (10%)                  $   32,641 $    29,707 $    93,822   $  85,261

Lakeshore Business Center
  Phase I (See L/U II Joint
  Venture below)                        N/A          N/A        N/A    $  14,282
                                                                            (1)
Properties Owned in Joint
------------------------------
Venture with NTS-Properties VI
------------------------------
(Ownership % at September 30,
-----------------------------
 1996)
---------
Golf Brook Apartments (4%)        $   29,967 $    29,251 $    85,717   $  84,162

Plainview Point III Office
  Center (5%)                     $   9,092 $     4,991 $     28,962   $  15,614
Property Owned in Joint Venture
-------------------------------
with NTS-Properties VII, Ltd.
------------------------------
and NTS-Properties Plus Ltd.
-----------------------------
(Ownership % at September 30,
-----------------------------
1996)
-----
Blankenbaker Business Center
  1A (30%)                        $   69,422 $    69,491 $   208,226   $ 205,957
Properties Owned through
------------------------
Lakeshore/University II Joint
-----------------------------
Venture (L/U II Joint Venture)
------------------------------
(Ownership % at September 30,
-----------------------------
1996)
-----
Lakeshore Business Center
  Phase I (18%)                   $   61,331 $    50,924 $   185,651   $ 133,863

Lakeshore Business Center
  Phase II (18%)                  $   51,907 $    53,046 $   149,733   $ 146,313
                                                                            (2)
University Business Center
  Phase II (18%)                  $   54,342 $    53,272 $   161,569   $ 144,868
                                                                            (2)
Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to September 30, 1995 is reflected below (See L/U II Joint Venture).
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding the change.

---------------------------------

The 18% increase in occupancy at Commonwealth Business Center Phase I from September 30, 1995 to September 30, 1996 is attributed to four new leases totalling approximately 10,000 square feet and an expansion by a current tenant of its existing space of approximately 1,600 square feet. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling 1,600 square feet. Average occupancy increased from 79% (1995) to 96% (1996) for the three months ended September 30 and increased from 80% (1995) to 91% (1996) for the nine month period. Rental and other income at Commonwealth Business Center Phase I increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 8% increase in occupancy at Plainview Point Office Center Phases I and II from September 30, 1995 to September 30, 1996 is attributed to two new leases totalling approximately 4,900 square feet. There were no tenant move-outs during the period. Average occupancy increased for the three months ended September 30 from 77% in 1995 to 86% in 1996 and increased from 75% in 1995 to 86% in 1996 for the nine month period. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy and an increase in rental rates on new leases.

The Willows of Plainview Phase I's occupancy decreased 2% from September 30, 1995 to September 30, 1996. Average occupancy decreased from 93% (1995) to 89%
(1996) for the three months ended September 30 and increased from 86% (1995) to 89% (1996) for the nine month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy as of a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. In the opinion of the General Partner of the Partnership, the decrease in period- ending occupancy and the decrease in average occupancy for the three month period is only a temporary fluctuation and does not represent a downward occupancy trend. The increase in rental and other income at The Willows of Plainview Phase I for the nine months ended September 30, 1996 as compared to the same period in 1995 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. The increase in rental and other income at the Willows of Plainview Phase I for the three month period is due primarily to the increase in rental rates partially offset by the decrease in average occupancy for the period.

The Willows of Plainview Phase II's occupancy increased from 94% as of September 30, 1995 to 96% as of September 30, 1996. Average occupancy increased from 93%
(1995) to 96% (1996) for the three months ended September 30 and from 91% (1995) to 95% (1996) for the nine month period. The increase in rental and other income at The Willows of Plainview Phase II for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units.

Golf Brook Apartments' occupancy increased 3% from September 30, 1995 to September 30, 1996. Average occupancy increased from 96% (1995) to 97% (1996) for the three months ended September 30 and decreased from 95% (1995) to 94%
(1996) for the nine month period. The change in rental and other income at Golf Brook Apartments for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant.

The 26% increase in occupancy at Plainview Point III Office Center from September 30, 1995 to September 30, 1996 is primarily the result of a new five-year lease for approximately 16,700 square feet. The increase in occupancy can also be attributed to expansions by three current tenants of existing space totalling approximately 6,900 square feet. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling approximately 6,900 square

---------------------------------

feet. Average occupancy increased from 54% (1995) to 90% (1996) for the three months ended September 30 and increased from 52% (1995) to 94% (1996) for the nine month period. Rental and other income increased at Plainview Point III Office Center for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant.

The 10% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1995 to September 30, 1996 can be attributed to seven new leases totalling approximately 19,500 square feet which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenants, who occupied a total of approximately 5,200 square feet, vacating the premises at the end of the lease terms. Average occupancy increased from 84% (1995) to 97% (1996) for the three months ended September 30 and increased from 81% (1995) to 98% (1996) for the nine month period. Rental and other income increased at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the nine months ended September 30, 1996 can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding the change.)

Subsequent to September 30, 1996, an approximately 5,000 square foot tenant vacated Lakeshore Business Center Phase I prior to the end of the lease term. As a result of this tenant move-out, the business center's occupancy has decreased to 92%.

The 10% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1995 to September 30, 1996 can be attributed to three new leases totalling approximately 13,800 square feet and expansions by two current tenants totalling approximately 7,000 square feet. Partially offsetting the new leases are two tenant move-outs totalling approximately 5,100 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. The move-outs represent tenants who vacated prior the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). Average occupancy at Lakeshore Business Center Phase II increased from 77% (1995) to 81% (1996) for the three months ended September 30 and decreased from 79% (1995) to 78% (1996) for the nine month period. Overall, rental and other income decreased at Lakeshore Business Center Phase II for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily as a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, increased for the nine months ended September 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.) Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant for the three month period ended September 30, 1996 as compared to the same period in 1995.

---------------------------------

As of September 30, 1996, Lakeshore Business Center Phase II had approximately 3,900 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter of 1996. With this new lease, the business center's occupancy should improve to 87%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. PCA has currently sub-leased approximately 70,000 square feet (or 91%) of University Business Center Phase II to three tenants. Of the total being sub-leased, approximately 59,000 square feet (or 84%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33-month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period which began January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in 1998. At this time, it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased for the nine months ended September 30, 1996 as compared to the same period in 1995. This is due to the fact that the Partnership acquired an interest in University Business Center Phase II as a result of the formation of the L/U II Joint Venture in January 1995. (See below for a discussion of the Joint Venture.) Overall, rental and other income at University Business Center Phase II decreased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of a decrease in common area expense reimbursements. The decrease in rental and other income for the nine month period is partially offset by a rent escalation based upon an increase in the consumer price index. The change in rental and other income for the three month period at University Business Center Phase II was not significant.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1996 and 1995.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the requirements of the Partnership's debt financings.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest and other income decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses for the nine months ended September 30, 1996 as compared to the same period in 1995 is due primarily to increased utility costs, landscaping costs and general building maintenance costs at the Partnership's commercial properties, increased costs connected with fully furnished units at The Willows of Plainview Phases I and II and increased interior and exterior replacement costs at Golf Brook Apartments. The increase

---------------------------------

in operating expenses for the nine month period is also due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (see discussion below). The increase in operating expenses for the nine month period is partially offset by decreased exterior painting costs at the Willows of Plainview Phases I and II. The change in operating expenses for the three month period was not significant.

The decrease in operating expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due primarily to decreased leasing and property management costs at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A. Partially offsetting the decrease in operating expenses - affiliated for the nine month period is the Partnership's acquisition of an interest in the L/U II Joint Venture in January 1995 (see discussion below). There were no significant fluctuations in operating expenses affiliated at the Partnership's residential properties in either the three month or nine month periods. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized building costs can be attributed to Plainview Point Office Center Phases I and II. The write-off is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been depreciated.

The 1996 write-off of unamortized loan costs relate to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section for further discussion.

The decrease in amortization of capitalized leasing costs for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due primarily to costs capitalized during the initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense has decreased for the three months and nine months ended September 30, 1996 as compared to the same period in 1995 due primarily to continued principal payments on the mortgages and notes payable of the Partnership and its joint venture properties. The decrease in interest expense for both periods can also be attributed to a lower interest rate on the permanent financings obtained by the L/U II Joint Venture on July 23, 1996. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The increase in management fee expense for the nine months ended September 30, 1996 as compared to the same period in 1995 is also attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). The change in real estate taxes for the three months ended September 30, 1996 as compared to the same period in 1995 was not significant.

---------------------------------

Professional and administrative expenses decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily as a result of decreased outside legal fees.

The change in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,000,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the nine months ended  September 30 was $688,215
(1996) and $594,662 (1995). These funds, in conjunction with cash on hand, were used to make a 1.39% (annualized) distribution of $225,093 for the nine months ended September 30, 1996 and a 5.9% (annualized) distribution of $1,021,546 for the nine months ended September 30, 1995. The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $350,959 and $821,685 at September 30, 1996 and 1995, respectively.

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

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at September 30, 1996 were $6,000,163, $5,751,193 and $5,576,915, respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at September 30, 1996 was $1,071,029, $1,026,588 and $995,479, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing

-------------------------------------------

costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of September 30, 1996, the Partnership has a mortgage payable with an insurance company in the amount of $2,521,791. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $2,020,411 and $1,924,200. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of September 30, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,275,998. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1996 is $1,286,220. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1996, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,232,866 and $1,930,069. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of September 30, 1996 is $528,168 ($330,722 and $197,446). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also included cash which was escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture and for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government and its agencies with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities were the result of a release of the escrow funds discussed above and from the maturity of investment securities. Cash flows used in financing activities are for cash

-------------------------------------------

distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units, and an increase in funds reserved by the Partnership for the repurchase of limited partnership units. Cash flows provided by financing activities were the result of increases in mortgages payable. The capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for interest and principal payments required by the debt financings obtained by the L/U II Joint Venture on July 23, 1996 (see discussion above) and renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1996 and 1995.



                                                 Cash
                            Net Loss         Distributions       Return of
                           Allocated           Declared           Capital
                        ---------------    ---------------    --------------


   Limited Partners:
         1996           $      (41,650)    $       222,842    $      222,842
         1995                 (282,356)          1,011,330         1,011,330

   General Partner:
         1996           $         (421)    $         2,251    $        2,251
         1995                   (2,852)             10,215            10,215

As of September 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period which began in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 59,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase
II. Full Sail is also a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. The Joint Venture anticipates that the allowance will be paid to Full Sail during the fourth quarter of 1996 and/or early 1997. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000). The Partnership's proportionate share of the net commitment ($200,000 less $92,000) is approximately $19,000 or 18%.

The Partnership had no other material commitments for renovations or capital improvements as of September 30, 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

-------------------------------------------

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during the next 12 months or obtain new tenants are unknown.

On February 1, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $297,450 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership was able to repurchase 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price.

On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. As of September 30, 1996, 2,636 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

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

-------------------------------------------

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1996 in the land held for development is approximately $300,000. The Joint Venture currently has a contract for the sale of .7 acres of this land at a price of $175,000.

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

                None.

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


                                                  NTS-PROPERTIES IV
                                                     (Registrant)

                                         BY:    NTS-Properties Associates IV
                                                BY:   NTS Capital Corporation,
                                                      General Partner

                                                      /s/ John W. Hampton
                                                      -------------------------
                                                      John W. Hampton
                                                      Senior Vice President


Date:    November 11  , 1996