Form 10-K
period 1996-12-31
NTS PROPERTIES IV
filed 1997-03-31
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended    December 31, 1996

                                           OR

        _____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from  ________  to  ________

                         Commission file number 0-11655

                                NTS-PROPERTIES IV
             (Exact name of registrant as specified in its charter)

             Kentucky                                     61-1026356
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


  10172 Linn Station Road
  Louisville, Kentucky                                      40223
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (502) 426-4800


Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES  X         NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 63
Total Pages: 68

                                TABLE OF CONTENTS



                                                                         Pages

                                PART I

Items 1 and 2    Business and Properties                                  3-24
Item 3           Legal Proceedings                                          24
Item 4           Submission of Matters to a Vote of
                   Security Holders                                         24


                                PART II


Item 5           Market for the Registrant's Limited Partnership
                   Interests and Related Partner Matters                    25
Item 6           Selected Financial Data                                    26
Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         27-41
Item 8           Financial Statements and Supplementary Data             42-59
Item 9           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                   60


                               PART III


Item 10          Directors and Executive Officers of the
                   Registrant                                            60-61
Item 11          Management Remuneration and Transactions                   61
Item 12          Security Ownership of Certain Beneficial
                   Owners and Management                                    61
Item 13          Certain Relationships and Related Transactions          61-62


                                PART IV


Item 14          Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                               63-67


Signatures                                                                  68

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occured. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

NTS-Properties IV., Ltd., a Kentucky Limited Partnership, (the "Partnership" or "NTS-Properties IV") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner is NTS-Properties Associates IV, a Kentucky limited partnership. As of December 31, 1996, the Partnership owned the following properties:

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

       - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

       - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties V, a Maryland Limited Partnership, an affiliate of the general partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 10% at December 31, 1996.

       - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties VI, a Maryland
           Limited Partnership, an affiliate of the general partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 4% at December 31, 1996.

       - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 5% at December 31, 1996.

       - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by a joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner of the Partnership. The Joint Venture Agreement was amended to admit the Partnership during

-------------------

                  1994. The Partnership's percentage interest in the joint venture was 30% at December 31, 1996.

           - A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-
                  Properties   V,   NTS-Properties   Plus  Ltd.   and   NTS/Fort
                  Lauderdale, Ltd., affiliates of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 18% at December 31, 1996.

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

Commonwealth Business Center Phase I is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1996 was $2,467,606. The mortgage bears interest at a fixed rate of 8.8% and is due October 1, 2004. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Plainview Point Office Center Phases I and II is not encumbered by any outstanding mortgages at December 31, 1996.

The Willows of Plainview Phase I is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 was $3,928,950 ($2,012,389 and $1,916,561). Both mortgages currently bear a fixed interest rate of 7% and are due December 5, 2003. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, is encumbered by permanent mortgages with two insurance companies. The outstanding balances of the mortgages at December 31, 1996 was $5,143,945 ($3,220,975 and $1,922,970). The mortgages

-------------------

are  recorded  as  a  liability  of  the  Joint   Venture.   The   Partnership's
proportionate interest in the mortgages at December 31, 1996 is $523,139 ($327,573 and $195,566). Both mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $458,292 ($286,968 and $171,324).

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. The $9,200,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears a fixed interest rate of 8.625%. The unpaid balance of the loan ($9,200,000) is due August 1, 1997.

As of December 31, 1996, NTS-Properties VI has obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off NTS- Properties VI's current $9,200,000 mortgage payable discussed above. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12 year period. Based upon the terms of the commitment, NTS-Properties VI anticipates that the financing will be completed in April 1997.

Plainview Point III Office Center is not encumbered by any outstanding mortgages as of December 31, 1996.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1996 was $4,198,030. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1996 is $1,262,767. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd. are encumbered by mortgages payable to an insurance company as follows:

               Loan Balance
               at 12/31/96           Encumbered Property
               -----------           -------------------
               $5,924,638            Lakeshore Business Center Phase II
               $5,678,802            University Business Center Phase II
               $5,506,717            Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $1,057,548, $1,013,666 and $982,949, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

-------------------

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

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 6% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sublessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's
proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of the funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000

-------------------

square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $10,000 or 18%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1996.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802 and $5,506,717, respectively, for a total of $17,110,157. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $1,057,548, $1,013,666 and $982,949, respectively, for a total of $3,054,163. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

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

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale.

Commonwealth Business Center Phase I
------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $8.09 to $11.83 per square foot for ground floor office space, $3.97 to $5.59 per square foot for ground floor warehouse space and $7.32 to $10.72 per square foot for mezzanine office space. The average base annual rental for all space leased as of December 31, 1996 was $8.00. Space is ordinarily leased for between three and five years with the majority of current square

------------------------------------------------

footage being leased for a term of five years (1). Current leases terminate between 1997 and 2004. Several of the leases provide for renewal options ranging from two to five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 11 tenants leasing office and warehouse space aggregating approximately 48,724 square feet of rentable area (2). The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include a stockbrokerage house, insurance and environmental engineering. One tenant leases more than 10% of Commonwealth Business Center Phase I's rentable area: Mid-America Data Processing, Inc. (33.8%). The occupancy levels at the business center as of December 31 were 86% (1996 and 1995), 82% (1994), 75% (1993) and 77% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenant:
                                                   Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
                      Year of       Rentable        Base Annual        Renewal
       Name         Expiration      Area(2)           Rental           Options
       ----         ----------      -------           ------           -------

Mid-America Data
  Processing, Inc.     2004      19,101 (33.8%)  $304,116 (52.5%)       None



Other Tenants:

                                                 Current Base
                              Sq. Ft. and       Annual Rental
                                % of Net       and % of Gross
      No. of      Year of       Rentable         Base Annual          Renewal
      Tenants    Expiration     Area(2)            Rental             Options
      -------    ----------     -------            ------             -------

         4          1997     12,009 (21.3%)   $  99,590(17.1%)      2 Two-Year
         1          1998      1,604  (2.8%)   $  10,875 (1.9%)          None
         2          1999      8,793 (15.5%)   $ 105,924(18.3%)      3 Three-Year
         2          2000      4,027  (7.1%)   $  35,964 (6.2%)          (3)
         1          2001      3,190  (5.6%)   $  22,870 (3.9%)          None


(1) Excluding the Mid-America Data Processing, Inc. current lease which is for 10 years.
(2) Rentable area includes only ground square feet (office and warehouse space).
(3) 2 Three-Year and 1 Five-Year.

Plainview Point Office Center Phases I and II
---------------------------------------------

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.69 to $13.50 per square foot. The average base annual rental as of December 31, 1996 was approximately $12.42 per square foot. Office space is ordinarily leased for between two to five years with the majority of current square footage being leased for a term of three years (4). Current leases terminate between 1997 and 2006.

(4) Excluding the ITT Educational Services, Inc. lease which is for 10 years and the Independent Life and Accident Insurance lease which is for 10 1/2 years.

---------------------------------------------------------

One lease provides for a renewal option of five years at a rate which will be negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenanceexpenses, insurance, utilities and real estate taxes. As of December 31, 1996, there were 11 tenants leasing office space aggregating approximately 49,274 square feet of rentable area. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, state lottery management offices, telemarketing services and respiratory therapy services. Three tenants lease more than 10% of Plainview Point Office Center's rentable area: ICT Group, Inc. (10.8%), Kentucky Lottery Corporation (11.4%) and ITT Educational Services, Inc. (36.2%). The occupancy levels at the office center as of December 31 were 88% (1996), 85% (1995), 74% (1994), 43% (1993) and 40%
(1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenants:
                                                    Current Base
                                  Sq. Ft. and       Annual Rental
                                    % of Net       and % of Gross
                       Year of      Rentable         Base Annual      Renewal
      Name           Expiration       Area             Rental         Options
      ----           ----------       ----             ------         -------

   ICT Group, Inc.      1998      6,031 (10.8%)  $ 70,524 (12.6%)    None
   Kentucky Lottery
    Corporation         1997      6,374 (11.4%)  $ 73,296 (13.1%)(1) None
   ITT Educational
    Services, Inc.      2004     20,232 (36.2%)  $204,948 (36.6%)(2) 1 Five-Year

(1) The lease provides that the tenant will pay its own electricity and thus the base rent is below $12.42.
(2) The lease provides that the tenant will pay its own electricity and janitorial and thus the base rent is below $12.42.

Other Tenants:

                                                 Current Base
                              Sq. Ft. and        Annual Rental
                                % of Net        and % of Gross
      No. of      Year of       Rentable         Base Annual       Renewal
      Tenants   Expiration        Area              Rental         Options
      -------   ----------        ----              ------         -------

         4          1997      8,497 (15.2%)    $111,549 (19.9%)      None
         2          1998      1,643 ( 3.0%)    $ 20,436 ( 3.7%)      None
         1          1999      2,338 ( 4.2%)    $ 29,225 ( 5.2%)      None
        None     2000-2005         --                  --            None
         1          2006      4,159 ( 7.4%)    $ 49,908  (8.9%)      None

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

--------------------------------------------

Monthly rental rates at start at $619 for one-bedroom apartments, $879 for two-bedroom apartments and $979 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (1996), 91% (1995), 87% (1994), 87% (1993) and 85% (1992).

The Willows of Plainview Phase II
---------------------------------

See the discussion under The Willows of Plainview Phase I. Monthly rental rates at The Willows of Plainview Phase II start at $619 for one-bedroom apartments, $879 for two-bedroom apartments and $999 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. The occupancy levels at the apartment complex as of December 31 were 92% (1996), 94%
(1995), 93% (1994), 91% (1993) and 90% (1992).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,120 for two-bedroom apartments and $1,350 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 97% (1996), 91% (1995), 93% (1994), 91% (1993) and 94% (1992).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $13.90 to $15.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1996 was $14.16 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1997 and 2001. Some leases provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1996, there were six tenants leasing space aggregating approximately 56,882 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Four tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.4%), Underwriters Safety & Claims, Inc. (18.4%), RE/MAX Properties East, Inc. (24.5%) and Univa Health Network (26.8%). The occupancy levels at the office center as of December 31 were 91% (1996 ,1995 and 1994), 87% (1993) and 95% (1992).

---------------------------------------------


The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenants:
                                                    Current Base
                                     Sq. Ft. and    Annual Rental
                                       % of Net    and % of Gross
                          Year of      Rentable      Base Annual       Renewal
      Name              Expiration       Area          Rental          Options
      ----              ----------       ----          ------          -------

The Prudential Company
  of America              1997       6,474 (10.4%)  $ 95,964 (11.9%) 1 Five-Year
Underwriters Safety &
  Claims, Inc.            2001      11,535 (18.4%)  $149,952 (18.6%)     None
RE/MAX Properties East,
  Inc.                    1999      15,300 (24.5%)  $225,600 (28.0%) 1 Two-Year
Univa Health Network      2000      16,727 (26.8%)  $232,500 (28.9%) 1 Five-Year


Other Tenants:
                                              Current Base
                              Sq. Ft. and     Annual Rental
                                % of Net     and % of Gross
      No. of     Year of       Rentable        Base Annual        Renewal
      Tenants   Expiration       Area            Rental           Options
      -------   ----------       ----            ------           -------

        None     1997-1999        --               --               --
         2         2000      6,846 (10.9%)  $101,604 (12.6%)   1 Three-Year


Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1996 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes.

The occupancy level at the business center as of December 31, 1996, 1995, 1994, 1993 and 1992 was 100%.

The following table contains approximate data concerning the lease in effect as of December 31, 1996:

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

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.11 to $12.47 per square foot for first floor office space, $5.69 to $7.80 per square foot for first floor service space and $8.75 to $11.25 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1996 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1997 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 33 tenants leasing office space (first and second floor) and service space aggregating approximately 95,651 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, telemarketing services, engineering and management offices for both a cellular communication chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U.S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1996 and 1995), 80% (1994), 58%
(1993) and 55% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenant:
                                                  Current Base
                                  Sq. Ft. and     Annual Rental
                                   % of Net      and % of Gross
                     Year of       Rentable        Base Annual     Renewal
       Name        Expiration        Area            Rental        Options
       ----        ----------        ----            ------        -------

U.S. Homecare
 Infusion Therapy
 Products of
 Florida              1998      12,081 (11.7%)  $135,912 (14.3%)    (1)

(1)   Tenant has option to renew its lease for an unspecified period of time.

Other Tenants:

                                                  Current Base
                               Sq. Ft. and        Annual Rental
                                 % of Net        and % of Gross
      No. of      Year of        Rentable          Base Annual     Renewal
      Tenants    Expiration        Area              Rental        Options
      -------    ----------        ----              ------        -------

         5          1997      10,326 (10.0%)    $101,472 (10.7%)   None
        12          1998      21,554 (21.1%)    $212,263 (22.3%)   None
         6          1999      29,999 (29.0%)    $290,436 (30.5%)   4 Three-Year
         6          2000      17,322 (16.7%)    $169,356 (17.8%)   2 Three-Year
         None       2001            --                  --             --
         3          2002       4,369  (4.2%)    $ 43,224  (4.6%)   2 Three-Year


Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.97 to $12.02 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1996 was $11.21. Space is ordinarily leased for

----------------------------------------------

between one and seven years with the majority of current square footage being leased for a term of three years. Current leases expire between 1997 and 2002. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 19 tenants leasing office space (first and second floor) and service space aggregating approximately 84,835 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, insurance and management offices for the Florida state lottery. Three tenants leases more than 10% of Lakeshore Business Center Phase II's rentable area: Northwest Medical Center, Inc (10.4%), Progressive American Insurance(10.9%) and Lambda Physik (11.1%). The occupancy levels at the business center as of December 31 were 89% (1996),72% (1995), 78% (1994), 75% (1993) and
84% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996:

Major Tenant:
                                                   Current Base
                                   Sq. Ft. and     Annual Rental
                                    % of Net      and % of Gross
                       Year of      Rentable        Base Annual        Renewal
       Name          Expiration     Area (1)          Rental           Options
       ----          ----------     --------          ------           -------

Northwest Medical
 Center, Inc             2000    10,132 (10.4%)  $120,636 (12.7%)   None
Progressive American
 Insurance               1999    10,580 (10.9%)  $127,176 (13.4%)   1 Three-Year
Lambda Physik            2002    10,829 (11.1%)  $119,112 (12.5%)   1 Five-year

Other Tenants:
                                               Current Base
                              Sq. Ft. and      Annual Rental
                                % of Net      and % of Gross
      No. of    Year of        Rentable         Base Annual        Renewal
      Tenants  Expiration       Area(1)           Rental           Options
      -------  ----------       -------           ------           -------

         4        1997      16,031 (16.4%)   $174,654 (18.4%)   None
         3        1998       8,807  (9.0%)   $100,816 (10.6%)   (2)
         4        1999      11,566 (11.9%)   $128,970 (13.6%)   1 Three-Year
         4        2000       9,819 (10.1%)   $109,282 (11.5%)   None
         1        2001       7,071  (7.3%)   $ 70,704  (7.4%)   None


(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2)   1 Two-Year and 1 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased as of December 31, 1996 was $12.43. The lease term is for seven years and

-----------------------------------------------

expires in 1998. Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31 was 99% (1996), 95% (1995) and 100% (1994, 1993 and
1992).

The following table contains approximate data concerning the lease in effect as of December 31, 1996.

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

(1) Rentable area includes only first floor (office and service) square feet and second floor office square feet. (See above for further discussion on sublet space.)


Additional operating data regarding the Partnership's properties is furnished in the following table.


                                Federal       Realty            Annual
                              Tax Basis     Tax Rate        Realty Taxes
                              ---------     --------        ------------
Wholly-Owned Properties
-----------------------
Commonwealth Business
Center Phase I               $3,995,722     $.011000          $ 35,857

Plainview Point Office
Center Phases I and II        3,441,504      .011200            18,083

The Willows of
Plainview Phase I             7,355,682      .011200            51,127

Property Owned in Joint
Venture with NTS-
Properties V
------------
The Willows of
Plainview Phase II            7,863,123      .011200            58,439








                           (Table continued next page)

                               Federal         Realty           Annual
                              Tax Basis       Tax Rate       Realty Taxes
                              ---------       --------       ------------
Properties Owned in
Joint Venture with NTS-
Properties VI
-------------
Golf Brook Apartments       $16,100,810      $ .018935        $  259,816

Plainview Point III
Office Center                 4,189,222        .011200            34,911

Property Owned in Joint
Venture with NTS-
Properties VII and NTS-
Properties Plus Ltd.
--------------------
Blankenbaker Business
Center 1A                     7,356,545        .011000            68,090

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture
-------
Lakeshore Business
Center Phase I               10,087,575        .026559           145,704

Lakeshore Business
Center Phase II              12,105,721        .026559           131,503

University Business
Center Phase II               7,104,723        .020111           107,508

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

Investment in Joint Ventures - Continued
----------------------------------------

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 1996.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 is $5,143,945 ($3,220,975 and $1,922,970). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1996 is $523,139 ($327,573 and $195,566). Both mortgages currently bear a fixed interest rate of 7.5% and are due December 5, 2003. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339) of which the Partnership's proportionate share would be $458,292 ($286,968 and $171,324). See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financing.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 10% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

----------------------------------------

NTS Ft. Lauderdale Office Joint Venture - On April 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate an office warehouse building in Ft. Lauderdale, Florida known as Lakeshore Business Center Phase I.

The Partnership contributed land valued at $1,752,982 and NTS-Properties V contributed approximately $9,170,000, the cost of constructing and leasing the building. On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the Lakeshore/University II Joint Venture, see below.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately
$15.8 million, the cost of constructing and leasing the apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1996.

Golf Brooks Apartments is encumbered by a mortgage payable to an insurance company. This mortgage payable replaced the Contribution Loan which NTS-Properties VI had obtained to fund a portion of its capital contribution to the Joint Venture. The $9,200,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears a fixed interest rate of 8.625%. The unpaid balance of the loan ($9,200,000) is due August 1, 1997. See above for information regarding the refinancing of this mortgage.

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

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 4% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 30, 2026.

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1996.

The office center is not encumbered by any outstanding mortgages as of December 31, 1996.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken in to account only to the

Investment in Joint Ventures - Continued
----------------------------------------

extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 5% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

Blankenbaker Business Center Joint Venture - On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit the Partnership to the Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS- Properties VII, Ltd., affiliates of the general partner of the Partnership, to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the general partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The mortgage bears interest at a fixed rate of 8.5% and is due November 15,2005. Current monthly principal payments are based upon an 11-year amortization. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

----------------------------------------

to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS- Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, Prudential now occupies 100% of the business center. No future contributions are anticipated as of December 31, 1996.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 30% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

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

----------------------------------------



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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

        Loan Balance
        at 12/31/96                         Encumbered Property
        -----------                         -------------------
        $5,924,638                   Lakeshore Business Center Phase II
        $5,678,802                   University Business Center Phase II
        $5,506,717                   Lakeshore Business Center Phase I

----------------------------------------

The loans recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $3,054,163 ($1,057,548, $1,013,666 and $982,949). The mortgages bear a fixed interest rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 18% at December 31, 1996.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1996.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located, however, in the vicinity of Golf Brook Apartments, there are 150 apartments units currently under construction which are scheduled to be completed during the first quarter of 1997. At this time it is unknown the effect these new units will have on occupancy at Golf Brook Apartments. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates IV, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols

------------------------------------

has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates IV. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $204,165 for the year ended December 31, 1996. $136,926 was received from commercial properties and $67,239 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. The Partnership had 2,481 limited partners as of February 27, 1997. Cash distributions and allocations of income and loss are made as described in Note 1C to the Partnership's 1995 financial statements.

Annual  distributions  totalling  $8.00 (1996),  $37.00 (1995) and $11.58 (1994)
were paid per limited partnership unit. 1995 distributions include a $25 per unit special distribution from the Partnership's cash reserves. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                  1996               1995              1994
                               ----------         ----------         --------
First quarter                    $ 3.00             $28.00            $ 2.86
Second quarter                     3.00               3.00              2.86
Third quarter                      2.00               3.00              2.86
Fourth quarter                     --                 3.00              3.00
                                 ------             ------            ------

                                 $ 8.00             $37.00            $11.58
                                 ======             ======            ======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.


                                                  Cash
                          Net Loss            Distributions         Return of
                         Allocated               Declared            Capital
                         ---------               --------            -------

Limited Partners:
       1996              $ (45,719)             $  222,842         $  222,842
       1995               (422,220)              1,100,565          1,100,565
       1994               (303,153)                344,447            344,447

General Partner:
       1996              $    (462)             $    2,251         $    2,251
       1995                 (4,265)                 11,117             11,117
       1994                 (3,062)                  3,479              3,479


Item 6.  Selected Financial Data

Years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                             1996            1995            1994            1993            1992
                                         ------------    ------------    ------------    ------------    ------------

Rental and other income                  $  3,577,554    $  3,285,430    $  2,595,299    $  2,184,317    $  2,302,901
Total expenses                             (3,623,735)     (3,711,915)     (2,901,514)     (2,448,865)     (2,274,943)
                                         ------------    ------------    ------------    ------------    ------------

Net income (loss)                        $    (46,181)   $   (426,485)   $   (306,215)   $   (264,548)   $     27,958
                                         ============    ============    ============    ============    ============

Net income (loss) allocated to:
 General partner                         $       (462)   $     (4,265)   $     (3,062)   $     (2,645)   $        280
 Limited partners                        $    (45,719)   $   (422,220)   $   (303,153)   $   (261,903)   $     27,678

Net income (loss) per
limited partnership unit                 $      (1.63)   $     (14.19)   $     (10.19)   $      (8.80)   $        .93

Weighted average number
 of limited partnership
 units                                         28,012          29,745          29,745          29,745          29,745

Cumulative net income
 (loss) allocated to:
  General partner                        $      3,406    $      3,868    $      8,133    $     11,195    $     13,840
  Limited partners                       $    337,100    $    382,819    $    805,039    $  1,108,192    $  1,370,095

Cumulative taxable income
 (loss) allocated to:
  General partner                        $    (24,618)   $    (24,486)   $    (20,830)   $    (14,278)   $     (9,650)
  Limited partners                       $ (2,437,521)   $ (2,424,353)   $ (2,062,388)   $ (1,413,707)   $   (955,538)

Distributions declared:
 General partner                         $      2,251    $     11,117    $      3,479    $      3,438    $      5,163
 Limited partners                        $    222,842    $  1,100,565    $    344,447    $    340,282    $    511,175

Cumulative distributions
 declared to:
  General partner                        $    218,253    $    216,002    $    204,885    $    201,406    $    197,968
  Limited partners                       $ 21,607,636    $ 21,384,794    $ 20,284,229    $ 19,939,782    $ 19,599,500

At year end:
Land, buildings and
 amenities, net                          $ 13,801,251    $ 14,617,818    $ 11,974,200    $  9,808,367    $ 10,251,046

Total assets                             $ 15,406,286    $ 16,645,788    $ 15,483,541    $ 15,242,567    $ 11,537,027

Mortgages and notes
 payable                                 $ 11,236,625    $ 11,592,641    $  8,895,313    $  8,132,325    $  3,883,000


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------


The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                     Percentage
                                    Ownership at
                                       12/31/96     1996      1995       1994
                                       --------     ----      ----       ----

Wholly-Owned Properties
-----------------------
Commonwealth Business Center             100%        86%       86%        82%
Phase I

Plainview Point Office Center            100%        88%       85%        74%
Phases I and II

The Willows of Plainview Phase I         100%        89%       91%        87%

Properties Owned in Joint Venture
with NTS-Properties V
---------------------
The Willows of Plainview Phase II         10%        92%       94%        93%

Lakeshore Business Center Phase I                              See
(See L/U II Joint Venture below)          N/A       N/A       below       80%
                                                               (2)
Properties Owned in Joint Venture
with NTS-Properties VI
----------------------
Golf Brook Apartments                      4%        97%       91%        93%

Plainview Point III Office Center          5%        91%       91%        91%

Property Owned in Joint Venture
with NTS-Properties VII, Ltd. and
NTS-Properties Plus Ltd.
------------------------
Blankenbaker Business Center 1A           30%       100%      100%       100%
                                                                         (1)
Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------
Lakeshore Business Center Phase I         18%        92%       92%       See
                                                                        above
                                                                         (2)

Lakeshore Business Center Phase II        18%        89%       72%        78%
                                                                         (3)

University Business Center                18%        99%       95%       100%
Phase II                                                                 (3)

(1) The Partnership acquired an interest in this property during the third quarter of 1994. See below for a discussion regarding this capital contribution.
(2) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See below for a discussion regarding this change.
(3) As of December 31, 1994, the Partnership did not have an interest in this property. See below for a discussion regarding the change which occurred during the first quarter of 1995.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                              Percentage
                               Ownership
                              at 12/31/96       1996        1995       1994
                              -----------       ----        ----       ----


Wholly-Owned Properties
-----------------------
Commonwealth Business
Center Phase I                     100%     $  684,996  $  618,041  $  565,572

Plainview Point Office
Center Phases I and II             100%     $  544,023  $  462,855  $  324,433

The Willows of Plainview
Phase I                            100%     $1,108,767  $1,043,360  $1,060,995

Properties Owned in Joint
Venture with NTS-
Properties V
------------
The Willows of Plainview
Phase II                            10%     $  123,547  $  115,380  $  118,399

Lakeshore Business Center
Phase I                             N/A            N/A  $   14,282  $  163,127
                                                               (1)
Properties Owned in Joint
Venture with NTS-
Properties VI
-------------
Golf Brook Apartments                4%     $  115,828  $  112,549  $  108,795

Plainview Point III
Office Center                        5%     $   38,079  $   22,351  $   35,080

Property Owned in Joint
Venture with NTS-
Properties VII, Ltd. And
NTS-Properties Plus Ltd.
------------------------
Blankenbaker Business
Center 1A                           30%     $  277,578  $  275,378  $   87,253
                                                                           (2)

                              (Continued next page)

Revenues shown in the table above and on page 28 for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below. See below for a discussion regarding this change.
(2) The Partnership acquired an interest in this property during the third quarter of 1994. See below for a discussion regarding this capital contribution.

---------------------------------


                                Percentage
                                 Ownership
                               at 12/31/96       1996       1995       1994
                               -----------     --------   --------    ------

Properties Owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
--------------
Lakeshore Business Center
Phase I                            18%       $  237,375  $  191,785    N/A (1)

Lakeshore Business Center
Phase II                           18%       $  207,357  $  192,167    N/A (2)

University Business
Center Phase II                    18%       $  215,922  $  198,064    N/A (2)

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. Rental and other income from January 1, 1995 to January 22, 1995 and for 1994 is reflected on page 27. See below for a discussion regarding this change.
(2) During 1994, the Partnership did not have an interest in this property. See below for a discussion regarding the change which occurred during the first quarter of 1995.

Year-ending occupancy at Commonwealth Business Center Phase I remained constant (86%) from 1995 to 1996. During 1996, there was one new lease for a total of 3,600 square feet and an expansion of approximately 1,600 square feet by an existing tenant. Offsetting the new lease and expansion is one tenant move-out at the end of the lease term of approximately 5,500 square feet. Average occupancy increased from 81% in 1995 to 91% in 1996. Rental and other income at Commonwealth Business Center Phase I increased from 1995 to 1996 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 4% increase in year-ending occupancy at Commonwealth Business Center Phase I from 1994 to 1995 is attributed to three new leases totalling approximately 6,000 square feet. Partially offsetting the new leases are two tenant move-outs at the end of the lease terms totalling approximately 2,300 square feet and one tenant, who had occupied 1,600 square feet, vacating the premises prior to the end of the lease term due to bankruptcy. There was no accrued income connected with this lease. Average occupancy increased from 75% in 1994 to 81% in 1995. Rental and other income at Commonwealth Business Center Phase I increased from 1994 to 1995 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Partially offsetting the increase in rental and other income is an increase in the provision for doubtful accounts.

The 3% increase in year-ending occupancy at Plainview Point Office Center Phases I and II from 1995 to 1996 can be attributed to two new leases totalling approximately 1,700 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There were no tenant move-outs during 1996. Average occupancy at Plainview Point Office Center Phases I and II has increased from 77% in 1995 to 86% in 1996. Rental and other income at Plainview Point Office Center Phases I and II increased in 1996 as compared to 1995 as a result of the increase in average occupancy and an increase in rental rates.

---------------------------------

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

Year-ending  occupancy  at The Willows of Plainview  Phase I decreased  from 91%
(1995) to 89% (1996). However, average occupancy from 1995 to 1996 increased from 87% to 89%, respectively. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire year's results. In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy from 1995 to 1996 is only a temporary fluctuation and does not represent a downward occupancy trend. The increase in rental and other income at The Willows of Plainview Phase I from 1995 to 1996 is a result of the increase in average occupancy, increased fees collected upon early lease terminations and an increase in rental rates.

Year-ending occupancy at The Willows of Plainview Phase I increased 4% from 1994 to 1995. However, average occupancy from 1994 to 1995 decreased from 92% to 87%, respectively. Rental and other income at The Willows of Plainview Phase I decreased from 1994 to 1995 as a result of the decrease in average occupancy.

The Willows of Plainview  Phase II's  year-ending  occupancy  decreased from 94%
(1995) to 92% (1996). Average occupancy at The Willows of Plainview Phase II increased 3% from 92% (1995) to 95% (1996). In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy from 1995 to 1996 is only a temporary fluctuation and does not represent a downward occupancy trend. The increase in rental and other income from 1995 to 1996 is a result of the 3% increase in average occupancy, an increase in rental rates and an increase in income from fully-furnished units. Fully- furnished units are apartments which rent at an additional premium above base rent.

The Willows of Plainview  Phase II's  year-ending  occupancy  increased from 93%
(1994) to 94% (1995); however, average occupancy from 1994 to 1995 decreased from 94% to 92%, respectively. This decrease in average occupancy at The Willows of Plainview Phase II resulted in a decrease in rental and other income.

Golf Brook Apartments' year-ending occupancy increased 6% from 1995 to 1996 while average occupancy remained constant at 94% in 1995 and 1996. The change in rental and other income at Golf Brook Apartments from 1995 to 1996 was not significant.

Golf Brook Apartments' year-ending occupancy decreased 2% from 1994 to 1995 while average occupancy remained constant at 94% in 1994 and 1995. Rental and other income at Golf Brook Apartments increased from 1994 to 1995 as a result of increased rental rates, decreased rental concessions and increased charges to applicants for credit checks.

Year-ending occupancy percentages at Plainview Point III Office Center remained constant (91%) from 1995 to 1996. Two tenants expanded existing space for a total of approximately 2,500 square feet and one tenant occupying 2,500 square feet vacated at the end of the lease term. Average

---------------------------------

occupancy increased from 55% (1995) to 93% (1996). Rental and other income increased at Plainview Point III Office Center from 1995 to 1996 as a result of the increase in average occupancy.

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

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A from 1995 to 1996 was not significant.

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totalling approximately 10,600 square feet, including approximately 3,400 square feet in expansions by two current tenants, are offset by five tenant move-outs totalling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased 13% from 84% in 1995 to 97% in 1996. Rental and other income increased from 1995 to 1996 as a result of the increase in average occupancy.

As of December 31, 1996, Lakeshore Business Center Phase I had 1,800 square feet of additional space leased to a current tenant. The tenant took occupancy in January 1997. Subsequent to December 31, 1996, one new lease for approximately 1,100 square feet and an expansion lease for approximately 2,000 square feet were signed at Lakeshore Business Center Phase I. The new tenant took occupancy during the first quarter of 1997 and the expansion lease is effective during the second quarter of 1997. With the new leases and expansion, the business center's occupancy should improve to 97% during the second quarter of 1997. There are no material commitments relating to the new leases. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to the expansion lease.

---------------------------------

The 12% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1994 to 1995 can be attributed to 11 new leases totalling approximately 19,000 square feet, which includes approximately 6,400 square feet in expansions by two current tenants. The new leases and expansions are partially offset by four tenant move-outs, who vacated at the end of the lease terms, totalling approximately 6,100 square feet. Average occupancy increased from 70% (1994) to 84% (1995). Rental and other income at Lakeshore Business Center Phase I increased from 1994 to 1995 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. The increase in rental and other income can also be attributed to the Partnership's increased ownership in Lakeshore Business Center Phase I. (See below for a discussion regarding the change). Partially offsetting the increase in rental and other income at Lakeshore Business Center I is an increase in the provision for doubtful accounts.

The 17% increase in year-ending occupancy at Lakeshore Business Center Phase II from 72% (1995) to 89% (1996) can be attributed to five new leases totalling approximately 19,200 square feet which includes approximately 10,900 square feet in expansions by three current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases and expansions is one tenant move-out, totalling 2,800 square feet vacating prior to the end of the lease term but continuing to pay rent through the end of the lease term (August
1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant from 1995 to 1996 despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center II, however, increased in 1996 as compared to 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University Joint Venture (L/U II Joint Venture) on January 23, 1995. (See below for a discussion regarding the Joint Venture.)

Subsequent to December 31, 1996 Lakeshore Business Center Phase II had approximately 5,100 square feet of additional space leased to two new tenants. The tenants took occupancy during the first quarter of 1997. With the new leases, the business center's occupancy has improved to 94%. There are no material tenant finish commitments relating to the new leases.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but is continuing to pay rent through the end of the lease term (September 1996). Partially offsetting the tenant move-outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76% (1995).

---------------------------------

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at December 31, 1996 and 95% at December 31, 1995. See below for a further discussion of Crosby and its leased space.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased from 1995 to 1996. This is due to the fact that the Partnership acquired an interest in University Business Center Phase II as a result of the formation of the L/U II Joint Venture on January 23, 1995. (See below for a discussion of the Joint Venture). Overall, rental and other income at University Business Center Phase II remained fairly constant in 1996 as compared to 1995.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996, 1995 or 1994.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest and other income decreased from 1995 to 1996 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses from 1995 to 1996 is due partially to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (see discussion below). The increase in operating expenses is also due to increased utility costs, increased general building maintenance costs and increased legal expenses at the Partnership's commercial properties. There were no significant fluctuations in operating expenses at the Partnership's residential properties.

Operating expenses-affiliated decreased in 1996 as compared to 1995 primarily as a result of decreased leasing and property management costs at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A. Partially offsetting the decrease in operating expenses -affiliated is the Partnership's acquisition of an interest in the L/U II Joint Venture in January 1995 (see discussion below). There were no significant fluctuations in operating expenses- affiliated at the Partnership's residential properties in 1996 as compared to 1995. Operating expenses-affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Both the 1996 and 1995 write-off of unamortized building improvements can be attributed to Plainview Point Office Center Phases I and II. The 1996 write-off is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been fully depreciated. The 1995 write-off is the result of lobby renovations and represents the cost of previous renovations that had not been fully depreciated.

The 1996 write-off of unamortized loan costs relate to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The

---------------------------------

unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

The decrease in amortization of capitalized leasing costs from 1995 to 1996 is due primarily to costs capitalized during the initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

The decrease in interest expense in 1996 as compared to 1995 is due primarily to continued principal payments on the mortgages and notes payable of the Partnership and its joint venture properties. The decrease in interest expense can also be attributed to a lower interest rate on the permanent financing obtained by the L/U II Joint Venture on July 23, 1996. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense. The increase in management fee expense in 1996 as compared to 1995 is also attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below).

The increase in real estate taxes from 1995 to 1996 is primarily due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed below). There were no significant fluctuations at the Partnership's other properties.

The decrease in professional and administrative expenses from 1995 to 1996 is due mainly to a decrease in outside legal fees and litigation settlement expenses. The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its general partner and NTS- Properties V, an affiliate of the general partner of the Partnership, and its general partner was settled during 1995. At a settlement conference before the Court (U.S.D.C., S.D.
NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of the Third- Party Plaintiffs in exchange for the payment by the Partnership and NTS- Properties V of certain monies, without the admission of fault or wrong doing.

The increase in professional and administrative expenses-affiliated from 1995 to 1996 is due mainly to increased salary costs. Professional and administrative expenses-affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the general partner.

The change in depreciation and amortization expense from 1995 to 1996 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,700,000.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995, on August 16, 1994, Blankenbaker Business Center Joint Venture, a joint venture between NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., affiliates of the general partner of the Partnership, amended its joint venture agreement to admit the Partnership to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, the Partnership contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000.

---------------------------------

As a result of its capital contribution, the Partnership obtained a 30% interest in the Joint Venture. NTS-Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions made by NTS-Properties VII, Ltd. and the Partnership. NTS- Properties VII, Ltd.'s interest in the Joint Venture remained at 31%.

As  previously  discussed  in the  Partnership's  Form  10-K for the year  ended
December 31, 1995, on January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

Lakeshore Business Center Phase II         NTS-Properties Plus Ltd.

Undeveloped land adjacent to the           NTS-Properties Plus Ltd.
Lakeshore Business Center
development (3.8 acres)

Undeveloped land adjacent to the           NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center
development (2.4 acres)

University Business Center                 NTS-Properties V and NTS-Properties
Phase II                                   Plus Ltd.


Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

The General Partner of the Partnership believes that the results of operations for 1995 and 1994 are not comparable and, therefore, a discussion comparing the results of operations is not included due to the fact that the Partnership acquired an interest in the Blankenbaker Business Center Joint Venture on August 16, 1994 as discussed above. Comparisons of the results of operations between 1995 and 1994 are also difficult as a result of the Partnership's investment in the L/U II Joint Venture as discussed above. These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operations was $936,169 (1996), $815,327 (1995) and $(27,511) (1994). These funds, in conjunction with cash on hand, were used to make a 1.05% (annualized) distribution of $225,093 (1996), a 4.8% (annualized) distribution of $1,111,682 (1995), and 1.5% (annualized) distribution of $347,926 (1994). The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partners received 1% of these distributions. No distribution was made during the quarter ended December 31, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were $346,479,  $681,197 and $2,405,974 at December 31, 1996, 1995 and 1994,
respectively.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802 and $5,506,717, respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $1,057,548, $1,013,666 and $982,949, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of December 31, 1996, the Partnership has a mortgage payable with an insurance company in the amount of $2,467,606. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $2,012,389 and $1,916,561. Both mortgages payable are due December 5, 2003, bear interest at a fixed rate of 7% for the first 60 months and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The

-------------------------------------------

Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of December 31, 1996, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,220,975 and $1,922,970. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of December 31, 1996 is $523,139 ($327,573 and $195,566). Both mortgages are due December 5, 2003, bear interest at a fixed rate of 7.5% for the first 60 months and are secured by the land, buildings and amenities of the Joint Venture. At the end of the 56th month from the date of the notes (notes dated November 23, 1993), the insurance companies will notify the Joint Venture of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Joint Venture will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Joint Venture, the entire unpaid principal balance is due with the 60th installment of interest. If the Joint Venture accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

As of December 31, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,198,030. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1996 is $1,262,767. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities in 1996 and 1995 and from cash reserves in 1994. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also included cash which was escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The

-------------------------------------------

Partnership held the securities until maturity. Cash flows provided by investing activities were the result of a release of the escrow funds discussed above and from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent an increase in mortgages payable. The 1995 capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net the Partnership's proportionate interest in the joint venture's capital contributions. The 1994 capital contribution to a joint venture represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's 1994 third quarter capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for interest and principal payments required by the debt financings obtained by the L/U II Joint Venture on July 23, 1996 (see discussion above) and renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.

                                                     Cash             Return
                                  Net Loss       Distributions          of
                                  Allocated         Declared          Capital
                                  ---------         --------          -------

          Limited Partners:
                  1996           $  (45,719)      $  222,842        $  222,842
                  1995             (422,220)       1,100,565         1,100,565
                  1994             (303,153)         344,447           344,447

          General Partner:
                  1996           $     (462)      $    2,251        $    2,251
                  1995               (4,265)          11,117            11,117
                  1994               (3,062)           3,479             3,479



Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The

-------------------------------------------

rental income from this property accounts for approximately 6% of the partnerships total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sublessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, all future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-lease from Crosby
 . In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's
proportionate   share  of  the  net   commitment   ($450,000  less  $92,000)  is
approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $10,000 or 18%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1996.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1997 or obtain new tenants are unknown.

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

-------------------------------------------

a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price.

On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. Through December 31, 1996, 2,830 Units have been repurchased for $424,500. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

Due to uncertainties involving the Crosby lease as discussed above, the Partnership has taken the following actions. Subsequent to December 31, 1996, the repurchase of limited partnership Units has been indefinitely interrupted. Second, effective December 30, 1996, distributions were indefinitely suspended. Once it is clear that, in the general partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership, the general partner will determine whether to reinstitute repurchases and distributions.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are handled by an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations at University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center development. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

-------------------------------------------

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1996 in the asset held for sale is $297,251. The contract for sale which was previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995 has been cancelled by the purchaser due to the fact that bids for construction exceeded funds available. The Joint Venture continues to actively market the land for sale. In management's opinion, the net book value approximates the fair market value less cost to sell.

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or " expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such events not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessees ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV,

We have audited the accompanying balance sheets of NTS-Properties IV, (a Kentucky limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 64 through 67 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 25, 1997



                                NTS-PROPERTIES IV

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995



                                                         1996           1995
                                                     ------------    -----------

ASSETS

Cash and equivalents                                 $   346,479     $   276,610
Cash and equivalents - restricted                         68,193          61,308
Investment securities                                       --           404,587
Accounts receivable, net of allowance
 for doubtful accounts of $7,551 (1996)
 and $15,854 (1995)                                      347,133         431,772
Land, buildings and amenities, net                    13,801,251      14,617,818
Asset held for sale                                      297,251         297,251
Other assets                                             545,979         556,442
                                                     -----------     -----------

                                                     $15,406,286     $16,645,788
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                          $11,236,625     $11,592,641
Accounts payable - operations                            136,332         212,597
Accounts payable - construction                            5,831          36,167
Distributions payable                                       --            90,136
Security deposits                                         83,911          83,995
Other Liabilities                                         26,412          17,303
                                                     -----------     -----------

                                                      11,489,111      12,032,839

Commitments and Contingencies

Partners' equity                                       3,917,175       4,612,949
                                                     -----------     -----------

                                                     $15,406,286     $16,645,788
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                    1996                    1995                    1994
                                                    ----                    ----                    ----
 Rental income, net of provision for
  doubtful accounts of $0(1996),
  $12,018 (1995) and $2,546 (1994)              $ 3,544,153             $ 3,231,420             $ 2,451,192
 Interest and other income                           33,401                  54,010                 144,107
                                                -----------             -----------             -----------

                                                  3,577,554               3,285,430               2,595,299
Expenses:
 Operating expenses                                 662,463                 604,846                 513,760
 Operating expenses - affiliated                    371,856                 395,570                 400,350
 Write-off of unamortized tenant
  and building improvements                           6,871                  31,636                  47,633
 Write-off of unamortized loan costs                 12,896                    --                      --
 Amortization of capitalized leasing
  costs                                              20,908                  26,645                  20,150
 Interest expense                                   940,941                 979,241                 674,348
 Management fees                                    204,165                 186,176                 136,786
 Real estate taxes                                  220,956                 215,165                 154,462
 Professional and administrative
  expenses                                           94,799                 203,990                 161,804
 Professional and administrative
  expenses - affiliated                             171,778                 138,737                 133,988
 Depreciation and amortization                      916,102                 929,909                 658,233
                                                -----------             -----------             -----------

                                                  3,623,735               3,711,915               2,901,514
                                                -----------             -----------             -----------

Net loss                                        $   (46,181)            $  (426,485)            $  (306,215)
                                                ===========             ===========             ===========

Net loss allocated to the limited
 partners                                       $   (45,719)            $  (422,220)            $  (303,153)
                                                ===========             ===========             ===========

Net loss per limited partnership
 unit                                           $     (1.63)            $    (14.19)            $    (10.19)
                                                ===========             ===========             ===========

Weighted average number of limited
 partnership units                                   28,012                  29,745                  29,745
                                                ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES IV

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                        Limited        General
                                        Partners       Partners        Total
                                        --------       --------        -----
Balances at December 31, 1993         $ 6,995,469    $  (190,212)   $ 6,805,257

 Net loss                                (303,153)        (3,062)      (306,215)

 Distributions declared                  (344,447)        (3,479)      (347,926)
                                      -----------    -----------    -----------

Balances at December 31, 1994           6,347,869       (196,753)     6,151,116

 Net loss                                (422,220)        (4,265)      (426,485)

 Distributions declared                (1,100,565)       (11,117)    (1,111,682)
                                      -----------    -----------    -----------

Balances at December 31, 1995           4,825,084       (212,135)     4,612,949

 Net loss                                 (45,719)          (462)       (46,181)

 Distributions declared                  (222,842)        (2,251)      (225,093)

 Repurchase of limited partnership
  Units                                  (424,500)          --         (424,500)
                                      -----------    -----------    -----------

Balances at December 31, 1996         $ 4,132,023    $  (214,848)   $ 3,917,175
                                      ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996                 1995                  1994
                                                        ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $   (46,181)          $  (426,485)          $  (306,215)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Accrued interest on investment securities                   3,642                (3,642)                 --
  Provision for doubtful accounts                              --                  12,018                 2,546
  Write-off of unamortized tenant and building
   improvements                                               6,871                31,636                47,633
  Write-off of unamortized loan costs                        12,896                  --                    --
  Amortization of capitalized leasing costs                  20,908                26,645                20,150
  Depreciation and amortization                             916,102               929,909               658,233
  Changes in assets and liabilities:
   Cash and equivalents - restricted                         (8,834)              (22,993)              (17,601)
   Accounts receivable                                       84,639               260,173              (154,962)
   Other assets                                              13,366                 5,821              (123,496)
   Accounts payable - operations                            (76,265)               80,942              (138,902)
   Security deposits                                            (84)                2,644                 2,615
   Other liabilities                                          9,109               (81,341)              (17,512)
                                                        -----------           -----------           -----------
  Net cash provided by (used in) operating
   activities                                               936,169               815,327               (27,511)
                                                        -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                 (108,563)             (433,655)             (621,785)
Decrease (increase) in cash and equivalents -
 restricted                                                   2,450                (2,450)                 --
Purchase of investment securities                              --                (698,227)                 --
Maturity of investment securities                           400,945               297,282                  --
                                                        -----------           -----------           -----------

  Net cash provided by (used in)investing
   activities                                               294,832              (837,050)             (621,785)
                                                        -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                             3,105,900                  --               4,373,993
Principal payments on mortgages and notes
 payable                                                 (3,461,916)             (354,010)           (5,065,734)
Capital contribution to a joint venture                        --                (616,125)             (597,357)
Cash distributions                                         (315,228)           (1,111,683)             (343,720)
Additions to loan costs                                     (64,888)              (25,823)              (94,490)
Repurchase of limited partnership Units                    (424,500)                 --                    --
Increase in cash and equivalents - restricted                  (500)                 --                    --
                                                        -----------           -----------           -----------

  Net cash used in financing activities                  (1,161,132)           (2,107,641)           (1,727,308)
                                                        -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                               69,869            (2,129,364)           (2,376,604)

CASH AND EQUIVALENTS, beginning of year                     276,610             2,405,974             4,782,578
                                                        -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                       $   346,479           $   276,610           $ 2,405,974
                                                        ===========           ===========           ===========

Interest paid on a cash basis                           $   950,760           $   978,622           $   697,905
                                                        ===========           ===========           ===========


The accompanying notes to financial statements are an integral part of these statements

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

       -------------------------------------------

       B)    Properties - Continued
             ----------------------


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


       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Net Cash Receipts made available for distribution, as defined in the partnership agreement, will be distributed 1) 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% Preference Distribution as defined in the partnership agreement; 2) to the general partner in an amount equal to approximately 10% of the limited partners' 8% Preference Distribution; and 3) the remainder, 90% to the limited partners and 10% to the general partner. Starting December 31, 1996, the Partnership has indefinitely interrupted distributions.

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


                           (Notes continued next page)

      -------------------------------------------

      D) Tax Status - Continued
      ----------------------

      A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                          1996        1995        1994
                                       ----------  ----------  ----------
           Net loss                    $ (46,181)  $(426,485)  $(306,215)
           Items handled differently
            for tax purposes:
             Depreciation and
              amortization               (18,531)    (18,448)   (304,209)
             Capitalized leasing
              costs                          111       6,635         637
             Rental income                75,494      73,129      17,451
             Write-off of unamortized
              tenant improvements        (15,890)    (12,556)    (56,757)
             Allowance for doubtful
              accounts                    (8,303)     12,104      (6,140)
                                       ---------   ---------   ---------

           Taxable loss                $ (13,300)  $(365,621)  $(655,233)
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

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing general partners of the sole partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners.
             Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the general partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership's operations.

       -------------------------------------------

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represent funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

             Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996, these escrow funds were released.

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995 and 1996, the Partnership sold no investment securities. As of December 31, 1996, the Partnership held no investment securities.

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
                                        =======                    =======

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994.


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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

       -------------------------------------------

       J)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $264,019 and $333,744 at December 31, 1996 and 1995, respectively.

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five year period.


       K)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       L)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)    Reclassification of 1995 and 1994 Financial Statements
             ------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties IV owns and operates commercial properties in Louisville, Kentucky, Orlando, Florida and Ft. Lauderdale, Florida. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida. The apartment unit is generally the principal residence of the tenant.

3.     Interest Repurchase Reserve
       ---------------------------

       On February 1, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $297,450 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With these funds, the Partnership was able to repurchase 1,983 Units at a price of $150 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price.

       ---------------------------------------

       On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. Through December 31, 1996, 2,830 Units have been repurchased for $424,500. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. Subsequent to December 31, 1996, the Partnership indefinitely interrupted the repurchase of Partnership Units.

4.     Investment in Joint Ventures
       ----------------------------

       A)    NTS/Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties V, an affiliate of the general partner of the Partnership, to develop and construct a 144-unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 10% at December 31, 1996. The Partnership's share of the joint venture's net operating income was $6,623 (1996), $4,233 (1995) and $8,320 (1994).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties V to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida. The Partnership contributed land valued at $1,752,982 and NTS-Properties V contributed approximately $9,170,000, the cost of constructing and leasing the building. The net income or net loss was allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $2,085 (1995) and $18,060
             (1994).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 4F for a further discussion of the new joint venture.

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

       ----------------------------------------

       C)    NTS Sabal Golf Villas Joint Venture - Continued
             -----------------------------------------------

             Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 4% at December 31, 1996. The Partnership's share of the joint venture's net operating income was $42,329 (1996), $43,768 (1995) and $33,744 (1994).

       D)    Plainview Point III Joint Venture
             ---------------------------------

             In 1987, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky to be known as Plainview Point Phase III Office Center. The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. Net income or net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 5% at December 31, 1996. The Partnership's share of the joint venture's net operating income
             (loss) was $(1,668) (1996), $648 (1995) and $(3,075) (1994).

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

       ----------------------------------------

       E)    Blankenbaker Business Center Joint Venture - Continued
             ------------------------------------------------------

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

             Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 30% at December 31, 1996. The Partnership's share of the joint venture's net operating loss was $46,438 (1996), $60,080 (1995) and $119,449 (1994).

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

             Property (Net Asset Contributed)            Contributing Owner
             --------------------------------            ------------------

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

             Lakeshore Business Center               NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the        NTS-Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the        NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center              NTS-Properties V and NTS-
             Phase II ($953,236)                     Properties Plus Ltd.

       ----------------------------------------

       F)    Lakeshore/Univeristy II Joint Venture - Continued
             -------------------------------------------------

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University
             Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 18% at December 31, 1996. The Partnership's share of the joint venture's net operating loss was $176,357 (1996) and $220,756
             (1995).

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                               1996         1995
                                           -----------   -----------

           Land and improvements           $ 5,551,101   $ 5,521,041
           Buildings and improvements       18,529,087    18,567,171
           Amenities                           228,450       223,800
                                           -----------   -----------

                                            24,308,638    24,312,012

           Less accumulated depreciation    10,507,387     9,694,194
                                           -----------   -----------

                                           $13,801,251   $14,617,818
                                           ===========   ===========

6.     Asset Held for Sale
       -------------------

       The L/U II Joint Venture owns approximately 6.2 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value approximates the fair market value less cost to sell.

7.     Mortgages and Notes Payable
       ---------------------------

       Mortgages and notes payable as of December 31 consist of the following:

                                                       1996             1995
                                                    -----------     -----------
       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of 8.8%, due October 1, 2004,
       secured by land and building                 $ 2,467,606     $ 2,677,397

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      2,012,389       2,043,653

                              (Continued next page)

------------------------------------------

                                                  1996                 1995
                                              -----------          -----------
Mortgage payable with an insurance
company,  bearing interest at a fixed
rate of 7%, due December 5, 2003
secured by land, building and
amenities                                     $ 1,916,561          $ 1,946,336

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 8.5%, due November 15, 2005,
secured by land and building                    1,262,767            1,353,672

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 8.125% due August 1, 2008,
secured by land and building                    1,057,548               --

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 8.125%, due August 1, 2008,
secured by land and building                    1,013,666               --

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 8.125%, due August 1, 2008,
secured by land and building                      982,949               --

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.5%, due December 5, 2003,
secured by land, buildings and
amenities                                         327,573              337,832

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.5%, due December 5, 2003,
secured by land, buildings and
amenities                                         195,566              201,691

Note payable to a bank bearing
interest at a fixed rate of 10.6%,
due January 31, 1998, secured by land
and building                                       --                1,642,914

Note payable to a bank bearing
interest at a fixed rate of 10.6%,
due January 31, 1998, secured by land
and building                                       --                1,024,590

Note payable to a bank bearing
interest at a fixed rate of 10.6%,
due January 31, 1998, secured by land              --                  220,269

Note payable to a bank bearing
interest at a fixed rate of 10.6%,
due January 31, 1998, secured by land              --                   83,597

Note payable to a bank bearing
interest at a fixed rate of 10.6%,
due January 31, 1998, secured by land              --                   60,690
                                               ----------           ----------
                                              $11,236,625          $11,592,641
                                               ==========           ==========

       ---------------------------------------

       The mortgages are payable in monthly installments of $135,640 which includes principal, interest, insurance escrow and property tax escrow.

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                     Amount
       --------------------------------                     ------

                            1997                         $   565,363
                            1998                             614,276
                            1999                             667,441
                            2000                             725,231
                            2001                             788,048
                         Thereafter                        7,876,266
                                                         -----------
                                                         $11,236,625
                                                         ===========


       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $12,800,000.

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

       For the Years Ended December 31,                   Amount
       --------------------------------                   ------

                            1997                       $ 1,706,315
                            1998                         1,388,423
                            1999                         1,191,229
                            2000                         1,006,334
                            2001                           837,042
                         Thereafter                      2,422,240
                                                        ----------

                                                       $ 8,551,583
                                                       ===========


9.     Related Party Transactions
       --------------------------

       Property management fees of $204,165 (1996), $186,176 (1995) and $136,786
       (1994) were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred repair and maintenance fees of $7,770 (1996) and $17,895 (1995) and has capitalized this cost as a part of land, buildings and amenities. An agreement also provides for NTS Development Company to receive a fee equal to 1% of Net Cash Proceeds from the refinancing of any Partnership property. During 1994, a $41,000 refinancing fee was paid to NTS Development Company and capitalized as a loan cost (other assets). The fee will be amortized over the life of the mortgages (permanent financings on The Willows of Plainview Phase I) to which the fee relates.

       --------------------------------------

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                    1996       1995       1994
                                  --------   --------   --------

               Leasing            $108,913   $115,557   $155,619
               Administrative      214,530    178,910    167,814
               Property manager    241,289    253,574    234,636
               Other                 8,674      9,291     17,427
                                  --------   --------   --------

                                  $573,406   $557,332   $575,496
                                  ========   ========   ========


       On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 4F.

       On August 16, 1994, the Partnership contributed $1,100,000 to the Blankenbaker Business Center Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner. For details regarding this transaction, refer to Note 4E.


10.    Commitments and Contingencies
       -----------------------------

       Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase I. The original lease term is for seven years and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 18% of the partnerships total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sublessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, all future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

       -----------------------------------------

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sublease from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Item 9.Changes in and Disagreements with Accountants on Accounting and
       ---------------------------------------------------------------
Financial Disclosure
--------------------

N/A


                                    PART III

Item 10.Directors and Executive Officers of the Registrant
        --------------------------------------------------

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

The general partners of NTS-Properties Associates IV are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Richard L. Good
---------------

Mr. Good, (age 57) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

         -------------------------------------------------------------

John W. Hampton
---------------

Mr. Hampton, (age 47) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.Management Remuneration and Transactions
        ----------------------------------------

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1996, 1995 and 1994.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.Security Ownership of Certain Beneficial Owners and Management
        --------------------------------------------------------------

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
       500 North Broadway
       St. Louis, Missouri 63102

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

Property management fees of $204,165 (1996), $186,176 (1995) and $136,786 (1994)
were paid to NTS Development Company, an affiliate of the general partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee

         ----------------------------------------------------------

equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred repair and maintenance fees of $7,770 (1996) and $17,895 (1995)and has capitalized this cost as a part of land, buildings and amenities. An agreement also provides for NTS Development Company to receive a fee equal to 1% of Net Cash Proceeds from the refinancing of any Partnership property. During 1994, a $41,000 refinancing fee was paid to NTS Development and capitalized as a loan cost (other assets). The fee will be amortized over the life of the mortgages (permanent financings on The Willows of Plainview Phase I) to which the fee relates.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.




                                    1996      1995        1994
                                  --------   --------   --------

               Leasing            $108,913   $115,557   $155,619
               Administrative      214,530    178,910    167,814
               Property manager    241,289    253,574    234,636
               Other                 8,674      9,291     17,427
                                  --------   --------   --------

                                  $573,406   $557,332   $575,496
                                  ========   ========   ========


On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 4F of the Partnership's 1996 financial statements and Items 1. and 2. Business and Properties.

On August 16, 1994, the Partnership contributed $1,100,000 to the Blankenbaker Business Center Joint Venture. The Joint Venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the general partner of the Partnership. For details regarding this transaction refer to Note 4E of the 1996 financial statements and Items 1. and
2. Business and Properties.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1996, 1995 and 1994 together with the report of Arthur Andersen LLP dated February 25, 1997, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                    Page No.

        III-Real Estate and Accumulated Depreciation                   64-67

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

4.      Reports on Form 8-K

        Form 8-K was filed December 23, 1996 to report in Item 5 that the Partnership has received notice that Philip Crosby Associates, Inc. (Crosby) does not intend to pay full rental due under its lease from and after January 1997. Crosby leases the majority of the space in
        University Business Center Phase II, which is owned by the Lakeshore/University II Joint Venture. The Partnership has an 18% interest in this Joint Venture.



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                              Commonwealth        Plainview
                                                Business        Point Office      The Willows    The Willows
                                                 Center        Center Phases     of Plainview    of Plainview
                                                 Phase I         I and II          Phase I         Phase II
                                                 -------         --------          -------         --------
Encumbrances                                          (A)             None              (B)              (B)

Initial cost to partnership:
  Land                                         $  928,867       $  356,048       $1,798,292       $  170,808
  Buildings and improvements                    1,419,653        2,214,001        5,447,513          585,917

Cost capitalized subsequent to
 acquisition:
  Improvements                                  1,690,747          871,455          165,454           54,129
  Other                                              --               --               --               --
  Carrying costs                                     --               --               --               --

Gross amount at which carried
 December 31, 1996:
  Land                                         $  939,987       $  454,262       $1,832,605       $  180,573
  Buildings and improvements                    3,099,280        2,987,242        5,578,654          630,281
                                               ----------       ----------       ----------       ----------

  Total                                        $4,039,267       $3,441,504       $7,411,259       $  810,854
                                               ==========       ==========       ==========       ==========

Accumulated depreciation                       $2,095,688       $1,334,022       $3,336,201       $  361,892
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


                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                                                                                Lakeshore
                                                              Plainview       Blankenbaker       Business
                                            Golf Brook        Point III        Business           Center
                                            Apartments      Office Center      Center 1A         Phase I
                                            ----------      -------------      ---------         -------
Encumbrances                                      (A)              None              (A)              (A)

Initial cost to partnership:
  Land                                     $  175,557        $   65,211       $  582,561       $  422,983
  Buildings and improvements                  474,566           116,284        2,263,506          662,259

Cost capitalized subsequent to
 acquisition:
  Improvements                                   (289)           50,192           92,355          529,494
  Other (B)                                      --                --               --            184,250
  Carrying costs                                 --                --               --               --

Gross amount at which carried
 December 31, 1996:
  Land                                     $  175,445        $   66,373       $  672,364       $  479,210
  Buildings and improvements                  474,389           165,314        2,266,058        1,319,776
                                           ----------        ----------       ----------       ----------

  Total                                    $  649,834        $  231,687       $2,938,422       $1,798,986
                                           ==========        ==========       ==========       ==========

Accumulated depreciation                   $  213,184        $   83,238       $  978,801       $  839,565
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

(B) Represents NTS-Properties IV's increased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                                         Lakeshore     University
                                                         Business       Business
                                                          Center         Center        Total
                                                         Phase II       Phase II    Pages 64-66
                                                         --------       --------    -----------
Encumbrances                                                   (A)           (A)

Initial cost to partnership:
  Land                                                 $   658,760   $   388,156   $ 5,547,243
  Buildings and improvements                             1,508,328     1,567,339    16,259,366

Cost capitalized subsequent to
 acquisition:
  Improvements                                              22,973          --       3,476,510
  Other                                                       --            --         184,250
  Carrying costs                                              --            --            --

Gross amount at which carried
 December 31, 1996 (B):
  Land                                                 $   658,760   $   388,156   $ 5,847,735
  Buildings and improvements                             1,531,301     1,567,339    19,619,634
                                                       -----------   -----------   -----------

  Total                                                $ 2,190,061   $ 1,955,495   $25,467,369
                                                       ===========   ===========   ===========

Accumulated depreciation                               $   754,498   $   510,298   $10,507,387
                                                       ===========   ===========   ===========

Date of construction                                           N/A           N/A

Date Acquired                                                01/95         01/95

Life at which depreciation in
 latest income statement is
 computed                                                      (C)           (C)


(A)     First mortgage held by an insurance company.

(B)     Aggregate cost of real estate for tax purposes is $24,653,822.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.

(D)     Total gross cost at December 31, 1996                                           $25,467,369
        Adjust land contribution from fair
         market value to cost:
          Golfbrook Apartments                                                             (662,731)
          Plainview Point III Office Center                                                (496,000)
                                                                                        -----------

                                                                                        $24,308,638
                                                                                        ===========



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                  Real              Accumulated
                                                 Estate             Depreciation
                                                 ------             ------------

Balances at December 31, 1993                  $ 16,701,992        $  6,893,625

Additions during period:
 Improvements                                       743,561             643,256
 Depreciations (a)                                     --                  --
 Other (b)                                        2,846,067             732,346

Deductions during period:
 Retirements                                       (488,168)           (439,975)
                                               ------------        ------------

Balances at December 31, 1994                    19,803,452           7,829,252

Additions during period:
 Improvements                                       298,146                --
 Depreciation (a)                                      --               896,863
 Other (c)                                        4,306,835           1,032,864
Deductions during period:
 Retirements                                        (96,421)            (64,785)
                                               ------------        ------------

Balances at December 31, 1995                    24,312,012           9,694,194

Additions during period:
 Improvements                                        73,741                --
 Depreciation (a)                                      --               883,436

Deductions during period:
 Retirements                                        (77,115)            (70,243)
                                               ------------        ------------

Balances at December 31, 1996                  $ 24,308,638        $ 10,507,387
                                               ============        ============



(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(b)    Represents the  Partnership's  share of  Blankenbaker  Business Center 1A
       Joint Venture land and buildings recorded under the proportionate consolidation method.
(c) Represents the increase in the Partnership's interest in Lakeshore Business Center Phase I land and buildings and the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's land and buildings recorded under the proportionate consolidation method. All are the result of the formation of the Lakeshore/University II Joint Venture in 1995.

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

                                NTS-PROPERTIES IV
                                   (Registrant)
                                BY:   NTS-Properties Associates IV,
                                      General Partner
                                      BY:    NTS Capital Corporation,
                                             General Partner


                                             /s/ John W. Hampton
                                                 John W. Hampton
                                                 Senior Vice President



Date:      March  27  , 1997


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