Form 10-Q
period 1997-03-31
NTS PROPERTIES IV
filed 1997-05-15
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        March 31, 1997
                                          ----------------------------

                                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------     ---------------

          Commission File Number                   0-11655

                                NTS-PROPERTIES IV
           (Exact name of registrant as specified in its charter)

             Kentucky                            61-1026356
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                          40223
(Address of principal executive                   (Zip Code)
offices)

Registrant's telephone number,
including area code                              (502) 426-4800

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

                                TABLE OF CONTENTS


                                                                  Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1997 and December 31, 1996              3

            Statements of Operations
              For the three months ended March 31, 1997 and 1996      4

            Statements of Cash Flows
              For the three months ended March 31, 1997 and 1996      5

            Notes To Financial Statements                           6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  9-19


                                     PART II

1.     Legal Proceedings                                             20
2.     Changes in Securities                                         20
3.     Defaults upon Senior Securities                               20
4.     Submission of Matters to a Vote of Security Holders           20
5.     Other Information                                             20
6.     Exhibits and Reports on Form 8-K                              20

Signatures                                                           21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              NTS-PROPERTIES IV

                              BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                  As of            As of
                                             March 31, 1997  December 31, 1996*
                                            ---------------  ------------------
ASSETS
Cash and equivalents                            $   372,160       $   346,479
Cash and equivalents - restricted                   116,546            68,193
Accounts receivable, net of allowance
 for doubtful accounts of $7,551 (1997)
 and (1996)                                         345,974           347,133
Land, buildings and amenities, net               13,592,253        13,801,251
Asset held for sale                                 297,251           297,251
Other assets                                        554,516           545,979
                                                -----------       -----------

                                                $15,278,700       $15,406,286
                                                ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                               $11,101,189       $11,236,625
Accounts payable                                    166,940           142,163
Security deposits                                    85,138            83,911
Other liabilities                                    85,124            26,412
                                                -----------       -----------

                                                 11,438,391        11,489,111

Commitments and Contingencies

Partners' equity                                  3,840,309         3,917,175
                                                -----------       -----------

                                                $15,278,700       $15,406,286
                                                ===========       ===========

                                    Limited        General
                                   Partners        Partner           Total
                                   --------        -------          -------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                 $ 25,834,899    $      --         $ 25,834,899
Net income - prior years             337,100           3,406           340,506
Net loss - current year              (42,538)           (430)          (42,968)
Cash distributions declared to
 date                            (21,586,280)       (218,253)      (21,804,533)
Repurchase of limited
 partnership Units                  (487,595)          --             (487,595)
                                 ------------     -----------      ------------

Balances at March 31, 1997       $ 4,055,586     $  (215,277)     $  3,840,309
                                 ============     ===========       ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------

                                                   1997               1996
                                                -----------        -----------

Revenues:
 Rental income                                  $   848,554        $   864,216
 Interest and other income                            6,110              9,726
                                                 -----------        ----------

                                                    854,664            873,942

Expenses:
 Operating expenses                                 181,327            156,054
 Operating expenses - affiliated                     99,942             97,130
 Amortization of capitalized leasing costs            5,227              5,071
 Interest expense                                   216,355            244,326
 Management fees                                     48,236             49,173
 Real estate taxes                                   55,013             54,943
 Professional and administrative expenses            25,020             22,434
 Professional and administrative expenses
  - affiliated                                       38,781             42,983
 Depreciation and amortization                      227,731            230,722
                                                 -----------        ----------

                                                    897,632            902,836
                                                -----------        -----------

Net loss                                       $    (42,968)       $   (28,894)
                                                ===========        ===========

Net loss allocated to the limited partners     $    (42,538)       $   (28,605)
                                                ===========        ===========

Net loss per limited partnership unit          $      (1.59)       $      (.97)
                                                ============        ===========

Weighted average number of limited
 partnership units                                   26,764             29,558
                                                ===========         ===========




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                             March 31,
                                                       ----------------------

                                                         1997         1996
                                                      -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (42,968)   $ (28,894)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Accrued interest on investment securities                --          3,642
  Amortization of capitalized leasing costs               5,227        5,071
  Depreciation and amortization                         227,731      230,722
  Changes in assets and liabilities:
   Cash and equivalents - restricted                    (48,103)     (50,343)
   Accounts receivable                                    1,159        6,964
   Other assets                                         (20,345)     (32,048)
   Accounts payable                                      24,777      (21,352)
   Security deposits                                      1,227         (315)
   Other liabilities                                     58,712       54,114
                                                      ---------    ---------

  Net cash provided by operating activities             207,417      167,561
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities              (12,150)     (46,664)
Decrease in cash and equivalents - restricted              --          2,450
Maturity of investment securities                          --        400,945
                                                      ---------    ---------

  Net cash (used in) provided by investing
   activities                                           (12,150)     356,731
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable      (135,436)    (111,343)
Cash distributions                                         --        (90,136)
Additions to loan costs                                    --         (7,873)
Repurchase of limited partnership Units                 (33,900)    (187,800)
Increase in cash and equivalents - restricted              (250)     (37,200)
                                                      ---------    ---------

  Net cash used in financing activities                (169,586)    (434,352)
                                                      ---------    ---------

  Net increase in cash and equivalents                   25,681       89,940

CASH AND EQUIVALENTS, beginning of period               346,479      276,610
                                                      ---------    ---------

CASH AND EQUIVALENTS, end of period                   $ 372,160    $ 366,550
                                                      =========    =========

Interest paid on a cash basis                         $ 219,906    $ 247,075
                                                      =========    =========

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996.

1.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units.

2.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited partnership, the Partnership established an Interest Repurchase Reserve. Through March 31, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.

3.   Investment Securities
     ----------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater that three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of March 31, 1997 and December 31, 1996, the Partnership held no investment securities.

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:



                                                  March 31,        December 31,
                                                    1997              1996
                                                  ---------         ---------
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     8.8%, due October 1, 2004,
     secured by land and building                $ 2,412,221       $ 2,467,606

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, buildings and amenities      2,004,226         2,012,389

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003
     secured by land, building and amenities       1,908,787         1,916,561

                              (Continued next page)

    -----------------------------

                                                      March 31,    December 31,
                                                        1997           1996
                                                     ---------       ---------
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     8.5%, due November 15, 2005,
     secured by land and building                   $ 1,238,812      $ 1,262,76

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008
     secured by land and building                     1,043,791       1,057,548

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     1,000,480       1,013,666

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                       970,163         982,949

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities           327,304         327,573

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities           195,405         195,566
                                                    -----------     -----------
                                                    $11,101,189     $11,236,625
                                                    ===========     ===========

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $12,600,000.

5.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $48,236  and  $49,173  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  general  partner  of  the
      Partnership, for the three months ended March 31, 1997 and 1996, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,355 and $701 as a repair and maintenance fee during the three months ended March 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

     --------------------------------------

     The charges were as follows:


                                           1997            1996
                                         ---------       --------

          Administrative                  $ 50,505       $ 58,922
          Leasing                           30,631         33,479
          Property management               63,276         56,574
          Other                              1,168            548
                                          --------       --------

                                          $145,580       $149,523
                                          ========       ========

6.   Commitments and Contingencies
     -----------------------------

     Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has an 18% interest. The original lease term is for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorder's Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after
     January 1997. The rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

     In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint
     Venture. The source of funds for this commitment is expected to be cash flows from operations and/or cash reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                     1997                1996
                                                     ----                ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                  80%                 89%

Plainview Point Office Center Phases I and II         84%                 86%

The Willows of Plainview Phase I                      92%                 86%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at March 31,
1997)
-----------------------------------------

The Willows of Plainview Phase II (10%)               86%                 97%

Properties  Owned in Joint Venture with NTS-
Properties VI (Ownership % at March
31, 1997)
--------------------------------------------

Golf Brook Apartments (4%)                            90%                 92%

Plainview Point III Office Center (5%)                91%                 98%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at March 31, 1997)
---------------------------------------------

Blankenbaker Business Center 1A (30%)                100%                100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at March 31, 1997)
---------------------------------------------

Lakeshore Business Center Phase I (18%)               95%                 97%

Lakeshore Business Center Phase II (18%)              94%                 72%

University Business Center Phase II (18%)             99%                 99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1997 and 1996 was as follows:


                                                      1997             1996
                                                   ---------        -------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I               $ 160,713        $ 169,234

Plainview Point Office Center Phases I
and II                                             $ 139,196        $ 126,801

The Willows of Plainview Phase I                   $ 273,715        $ 272,206

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at March
31, 1997)
-----------------------------------------

The Willows of Plainview Phase II (10%)            $  30,996        $  30,255

Properties Owned in Joint Venture with  NTS
-Properties  VI (Ownership % at March
31, 1997)
------------------------------------------

Golf Brook Apartments (4%)                         $  27,840        $  27,790

Plainview Point III Office Center (5%)             $   9,397        $  10,276

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. And NTS-Properties
Plus Ltd. (Ownership % at March 31, 1997)
-----------------------------------------

Blankenbaker Business Center 1A (30%)              $  69,422        $  69,383

Properties Owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture) (Ownership % at March 31, 1997)
----------------------------------------

Lakeshore Business Center Phase I (18%)            $  63,146        $  61,142

Lakeshore Business Center Phase II (18%)           $  59,266        $  46,847

University Business Center Phase II (18%)          $  16,810        $  52,870

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The 9% decrease in occupancy at Commonwealth Business Center Phase I from March 31, 1996 to March 31, 1997 is attributed to one tenant move-out at the end of the lease term of approximately 5,500 square feet and one tenant, who had occupied 3,200 square feet, vacating the premises prior to the end of the lease term due to a downsizing decision by the tenant's parent company. The tenant paid the Partnership a lease termination fee of $6,300 in the fourth quarter of 1996 (recorded as rental income). There was no accrued income connected with this lease. Offsetting the tenant move-outs is one new lease for a total of 3,600 square feet. Average occupancy decreased for the three months ended March 31 from 88% in 1996 to 82% in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy

----------------------------------

is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Commonwealth Business Center Phase I decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy and a decrease in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 2% decrease in occupancy at Plainview Point Office Center Phases I and II from March 31, 1996 to March 31, 1997 is attributed to two tenant move- outs at the end of the lease terms totalling approximately 2,000 square feet. Partially offsetting the move-outs is an expansion by a current tenant of its existing space by approximately 1,000 square feet. Average occupancy remained constant (86%) for the three months ended March 31, 1997 and 1996. Rental and other income at Plainview Point Office Center Phases I and II increased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of an increase in rental rates on lease renewals.

The Willows of Plainview Phase I's occupancy increased 6% from March 31, 1996 to March 31, 1997. Average occupancy increased from 88% (1996) to 90% (1997) for the three month period. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The change in rental and other income at The Willows of Plainview Phase I for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

The Willows of Plainview Phase II's occupancy decreased from 97% as of March 31, 1996 to 86% as of March 31, 1997. Average occupancy decreased from 96% for the three months ended March 31, 1996 to 89% for the same period in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The change in rental and other income at The Willows of Plainview Phase II for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

Golf Brook Apartments' occupancy decreased 2% from March 31, 1996 to March 31, 1997 while average occupancy decreased from 94% (1996) to 93% (1997) for the three month period. Rental and other income at Golf Brook Apartments remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996.

The 7% decrease in occupancy at Plainview Point III Office Center from March 31, 1996 to March 31, 1997 is the result of one tenant move-out at the end of the lease term totalling approximately 6,900 square feet. Partially offsetting the move-out is the expansion by two tenants of their existing space for a total of approximately 2,500 square feet. Average occupancy decreased for the three months ended March 31 from 96% in 1996 to 91% in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income decreased at Plainview Point III Office Center for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments,

---------------------------------

Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1996 to March 31, 1997 can be attributed to five tenant move-outs totalling approximately 10,300 square feet. The five move-outs consist of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is approximately $1,300 or 18%) and one due to bankruptcy (5,000 square feet tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move-outs are partially offset by six new leases totalling approximately 7,300 square feet and an expansion by a current tenant of its existing space totalling 1,000 square feet. Average occupancy for the three months ended March 31 decreased from 98% in 1996 to 94% in 1997. The change in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

As of March 31, 1997, Lakeshore Business Center Phase I has approximately 2,000 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the second quarter of 1997. With the new lease, the business center's occupancy should improve to 97%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to this lease.

The 22% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1996 to March 31, 1997 can be attributed to seven new leases totalling approximately 24,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building, occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was the result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 72% (1996) to 91% (1997). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the increase in average occupancy.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at March 31, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months ended March 31, 1997 as compared to the same period

---------------------------------

in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $13,000 or 18%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1997 or 1996.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest and other income decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is due mainly to increased utility costs, landscaping costs, general building maintenance costs and legal expenses at the Partnership's commercial properties and increased costs for advertising at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses at Golf Brook Apartments for the three months ended March 31, 1997 as compared to the same period in 1996.

The change in operating expenses - affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is not significant. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The change in amortization of capitalized leasing costs for the three months ended March 31, 1997 as compared to the same period in 1996 is not significant.

Interest expense decreased for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to a lower interest rate on the permanent financing obtained by the L/U II Joint Venture in July 1996 (8.125% compared to a rate of 10.6% on the previous debt). The decrease is also due to continued principal payments on the mortgages payable of the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes and professional and administrative expenses for the three months ended March 31, 1997 as compared to the same period in 1996 are not significant.

The decrease in professional and administrative expense - affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is due to decreased salary costs. Professional and administrative expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,700,000.

Liquidity and Capital Resources
-------------------------------

Cash  provided by  operations  for the three  months ended March 31 was $207,417
(1997) and $167,561 (1996). These funds, in conjunction with cash on hand, were used to make a 1.57% (annualized) distribution of $86,342 for the three months ended March 31, 1996. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $372,160 and $366,550 at March 31, 1997 and 1996, respectively.

As of March 31, 1997, the Partnership has a mortgage payable with an insurance company in the amount of $2,412,221. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1997, the Partnership had two mortgage loans each with an insurance company in the amount of $2,004,226 and $1,908,787. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The

-------------------------------------------

Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of March 31, 1997, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $4,118,392. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1997 is $1,238,812. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1997 were $5,847,568, $5,604,931 and $5,435,084 for a total of $16,887,583. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1997 was $1,043,791, $1,000,480 and $970,163,
respectively, for a total of $3,014,434. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of March 31, 1997, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,208,859 and $1,915,736. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of March 31, 1997 is $522,709 ($327,304 and $195,405). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities during the three months ended March 31, 1996 are from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities during the three months ended March 31, 1996 are also the result of a release of escrowed funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows used in financing activities are for principal payments on mortgages and notes payable, repurchases of limited partnership Units and funds reserved by the Partnership for the repurchase of limited partnership Units. Cash flows used in financing activities during the three months

--------------------------------------------

ended March 31, 1996 were also for cash distributions and payment of loan costs. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1997 and 1996.

                                                  Cash           Return
                                Net Loss      Distributions         of
                                Allocated        Declared         Capital
                                ---------        --------         -------

          Limited Partners:
                  1997          $ (42,538)      $   --           $    --
                  1996            (28,605)         85,479           85,479

          General Partner:
                  1997          $    (430)      $   --           $     --
                  1996               (289)            863              863

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years and the tenant took occupancy in April 1991. During the years 1994 through 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 6% of the partnerships total revenues during 1996. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessee are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, all future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996).

-------------------------------------------

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

As of March 31, 1997 the L/U II Joint Venture had a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $10,000 or 18%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flows from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of March 31, 1997.

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 31, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership indefinitely suspended the Interest Repurchase Program. See below for further discussion.

Due to uncertainties involving the Crosby lease as discussed above, the Partnership has taken the following actions. Effective January 10, 1997, the repurchase of limited partnership Units has been indefinitely suspended. Second, distributions were indefinitely suspended effective December 30, 1996. Once it is clear that, in the general partner's opinion, the Partnership has the necessary cash reserve to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership, the general partner will determine whether to reinstitute repurchases and distributions.

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

-------------------------------------------

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

Leases at Commonwealth Business Centers Phase I, Blankenbaker Business Center 1A, University Business Center Phase II and Lakeshore Business Center Phases I and II provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Lakeshore Business Center Phases I and II and University Business Center Phase II also provide for rent increases which are based upon increases in the consumer price index. Leases at Plainview Point Office Center Phases I and II and Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1997 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such events not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

-------------------------------------------

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessees ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

1.        Legal Proceedings

          None

2.        Changes in Securities

          None

3.        Defaults upon Senior Securities

          None

4.        Submission of Matters to a Vote of Security Holders

          None

5.        Other Information

          None

6.        Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K, dated January 10, 1997, was filed to report in Item 5 that the Partnership has indefinitely suspended the repurchase of limited partnership Units and, effective December 30, 1996, suspended the quarterly distribution.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NTS-PROPERTIES IV
                                        (Registrant)

                                   By:    NTS-Properties Associates IV,
                                          General Partner
                                          By:NTS Capital Corporation,
                                             General Partner


                                          /s/ John W. Hampton
                                          -------------------
                                          John W. Hampton
                                          Senior Vice President


Date:    May 12 , 1997