Form 10-Q
period 1997-06-30
NTS PROPERTIES IV
filed 1997-08-13
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________   to  _____________

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

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of June 30, 1997 and December 31, 1996                 3

            Statements of Operations
              For the three months and six months ended
               June 30, 1997 and 1996                                   4

            Statements of Cash Flows
              For the three months and six months ended
           June 30, 1997 and 1996                                       5

            Notes To Financial Statements                             6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10-20


                                    PART II

1.     Legal Proceedings                                               21
2.     Changes in Securities                                           21
3.     Defaults upon Senior Securities                                 21
4.     Submission of Matters to a Vote of Security Holders             21
5.     Other Information                                               21
6.     Exhibits and Reports on Form 8-K                                21

Signatures                                                             22




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                        As of            As of
                                                    June 30, 1997  December 31, 1996*
                                                    -------------  ------------------

ASSETS

Cash and equivalents                                 $   364,116     $   346,479
Cash and equivalents - restricted                        168,432          68,193
Investment securities                                    116,928              --
Accounts receivable, net of allowance
 for doubtful accounts of $2,372 (1997)
 and $7,551 (1996)                                       314,738         347,133
Land, buildings and amenities, net                    13,392,666      13,801,251
Asset held for sale                                      297,251         297,251
Other assets                                             519,461         545,979
                                                     -----------     -----------

                                                     $15,173,592     $15,406,286
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $10,960,827     $11,236,625
Accounts payable                                         145,425         142,163
Security deposits                                         87,468          83,911
Other liabilities                                        148,709          26,412
                                                     -----------     -----------

                                                      11,342,429      11,489,111

Commitments and Contingencies

Partners' equity                                       3,831,163       3,917,175
                                                     -----------     -----------

                                                     $15,173,592     $15,406,286
                                                     ===========     ===========


                                    Limited         General
                                   Partners         Partner          Total
                                   --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                  $ 25,834,899    $         --    $ 25,834,899
Net income - prior years              337,100           3,406         340,506
Net loss - current year               (51,593)           (521)        (52,114)
Cash distributions declared to
 date                             (21,586,280)       (218,253)    (21,804,533)
Repurchase of limited
 partnership Units                   (487,595)             --        (487,595)
                                 ------------    ------------    ------------

Balances at June 30, 1997        $  4,046,531    $   (215,368)   $  3,831,163
                                 ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                             --------                      --------

                                        1997           1996          1997           1996
                                    -----------    -----------    -----------    -----------


REVENUES:
 Rental income                      $   890,669    $   887,816    $ 1,739,222    $ 1,752,030
 Interest and other income                8,375          3,621         14,486         13,347
                                    -----------    -----------    -----------    -----------

                                        899,044        891,437      1,753,708      1,765,377

EXPENSES:
  Operating expenses                    197,207        150,562        378,533        306,616
  Operating expenses - affiliated        92,949         91,940        192,890        189,070
  Write-off of unamortized
     building costs                          --          6,871             --          6,871
  Amortization of capitalized
     leasing costs                        5,227          5,377         10,452         10,447
  Interest expense                      217,048        244,227        433,404        488,551
  Management fees                        50,243         51,011         98,480        100,183
  Real estate taxes                      53,737         55,227        108,750        110,169
  Professional and administrative
     expenses                            26,564         23,958         51,583         46,391
  Professional and administrative
     expenses - affiliated               39,206         31,164         77,988         74,148
  Depreciation and amortization         226,009        231,875        453,742        462,599
                                    -----------    -----------    -----------    -----------

                                        908,190        892,212      1,805,822      1,795,045
                                    -----------    -----------    -----------    -----------

Net loss                            $    (9,146)   $      (775)   $   (52,114)   $   (29,668)
                                    ===========    ===========    ===========    ===========

Net loss allocated to the
  limited partners                  $    (9,055)   $      (767)   $   (51,593)   $   (29,371)
                                    ===========    ===========    ===========    ===========
Net loss per limited partnership
   unit                             $      (.34)   $      (.03)   $     (1.93)   $     (1.02)
                                    ===========    ===========    ===========    ===========
Weighted average number of
 limited partnership units               26,689         28,110         26,726         28,834
                                    ===========    ===========    ===========    ===========




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                    --------                  --------

                                                1997         1996         1997         1996
                                             ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  (9,146)   $    (775)   $ (52,114)   $ (29,668)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Accrued interest on investment
        securities                                 --           --           --        3,642
      Write-off of unamortized building
        costs                                      --        6,871           --        6,871
      Amortization of capitalized leasing
        costs                                   5,227        5,377       10,452       10,447
      Depreciation and amortization           226,009      231,875      453,742      462,599
      Changes in assets and liabilities:
        Cash and equivalents - restricted     (51,886)     (52,620)     (99,989)    (102,963)
        Accounts receivable                    31,236     (129,401)      32,395     (122,437)
        Other assets                           24,607        9,406        4,259      (22,642)
        Accounts payable                      (21,515)     (24,524)       3,262      (45,876)
        Security deposits                       2,330          213        3,557         (102)
        Other liabilities                      63,584       50,878      122,299      104,990
                                            ---------    ---------    ---------    ---------

   Net cash provided by operating
      activities                              270,446       97,300      477,863      264,861
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                   (21,200)     (12,440)     (33,350)     (59,104)
Decrease in cash and equivalents -
  restricted                                       --           --           --        2,450
Purchase of investment securities            (116,928)          --     (116,928)          --
Maturity of investment securities                  --           --           --      400,945
                                            ---------    ---------    ---------    ---------

   Net cash provided by (used in)
    investing activities                     (138,128)     (12,440)    (150,278)     344,291
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes
  payable                                    (140,362)    (112,180)    (275,798)    (223,523)
Cash distributions                                 --      (86,342)          --     (176,478)
Additions to loan costs                            --      (33,612)          --      (41,485)
Repurchase of limited partnership Units            --     (116,700)     (33,900)    (304,500)
Decrease in cash and equivalents -
  restricted                                       --       37,200         (250)          --
                                            ---------    ---------    ---------    ---------

   Net cash used in financing activities     (140,362)    (311,634)    (309,948)    (745,986)
                                            ---------    ---------    ---------    ---------

   Net increase (decrease) in cash and
      equivalents                              (8,044)    (226,774)      17,637     (136,834)

CASH AND EQUIVALENTS, beginning of period     372,160      366,550      346,479      276,610
                                            ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS, end of period         $ 364,116    $ 139,776    $ 364,116    $ 139,776
                                            =========    =========    =========    =========

Interest paid on a cash basis               $ 217,052    $ 245,487    $ 436,959    $ 492,560
                                            =========    =========    =========    =========



                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1.   Use of Estimates in the Preparation of Financial Statments
     ----------------------------------------------------------

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

2.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units.

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited partnership, the Partnership established an Interest Repurchase Reserve. Through June 30, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.

4.   Investment Securities
     ---------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of June 30, 1996, the Partnership held no investment securities. The following provides details regarding the investment held at June 30, 1997:



                                     Amortized     Maturity     Value at
                    Type               Cost          Date       Maturity
                     ----               ----          ----       --------
           Certificate of Deposit    $ 116,928      09/29/97    $ 118,459







             (Notes to Financial Statements continued on next page)

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:



                                                   June 30,       December 31,
                                                     1997             1996
                                                   ----------      ----------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 8.8%, due October 1, 2004,
     secured by land and building                 $ 2,355,608     $ 2,467,606

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, buildings and amenities       1,995,919       2,012,389

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, building and amenities        1,900,875       1,916,561

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                   1,214,345       1,262,767

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008
     secured by land and building                   1,029,753       1,057,548

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     987,024       1,013,666

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     957,115         982,949

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities         325,725         327,573

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities         194,463         195,566
                                                   ----------      ----------

                                                  $10,960,827     $11,236,625
                                                   ==========      ==========

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $12,400,000.

6.   Related Party Transactions
     --------------------------

     Property  management  fees  of  $98,480  and  $100,183  were  paid  to  NTS
     Development Company, an affiliate of the general partner of the Partnership, for the six months ended June 30, 1997 and 1996, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,303 and $1,479 as a repair and maintenance fee during the six months ended June 30, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                                 1997       1996
                                               --------   --------

                   Administrative              $101,434   $ 96,538
                   Leasing                       53,045     60,942
                   Property management          124,941    120,965
                   Other                          1,832      2,247
                                               --------   --------

                                               $281,252   $280,692
                                               ========   ========


7.   Commitments and Contingencies
     -----------------------------

     Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has an 18% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorder's Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See Note 8 for a further discussion regarding the current status of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub- lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

     -----------------------------------------

     In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet of the space it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed
     December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flows from operations and/or cash reserves.


8.   Subsequent Event
     ----------------

     Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                             1997       1996
                                                             ----       ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                          82%        89%

Plainview Point Office Center Phases I and II                 82%        86%

The Willows of Plainview Phase I                              95%        92%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at June 30, 1997)
-------------------------------------------

The Willows of Plainview Phase II (10%)                       94%        94%

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at June 30, 1997)
--------------------------------------------

Golf Brook Apartments (4%)                                    91%        91%

Plainview Point III Office Center (5%)                        88%        87%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at June 30, 1997)
--------------------------------------------

Blankenbaker Business Center 1A (30%)                        100%       100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at June 30, 1997)
---------------------------------------------

Lakeshore Business Center Phase I (18%)                       97%        99%

Lakeshore Business Center Phase II (18%)                      94%        80%

University Business Center Phase II (18%)                     99%        99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1997 and 1996 was as follows:



                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,

                                          1997       1996      1997      1996
                                        --------   --------  --------  --------

Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I     $174,447  $165,709  $335,161  $334,943

Plainview Point Office Center Phases I
and II                                   $134,200  $141,984  $273,396  $268,785

The Willows of Plainview Phase I         $290,530  $276,564  $564,245  $548,770

Property Owned in Joint Venture with
NTS-Properties V (Ownership % at June
30, 1997)
--------------------------------------

The Willows of Plainview Phase II
(10%)                                    $ 33,175  $ 30,927  $ 64,170  $ 61,182

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at June
30, 1997)
--------------------------------------

Golf Brook Apartments (4%)               $ 26,951  $ 27,960  $ 54,791  $ 55,750

Plainview Point III Office Center (5%)   $ 10,148  $  9,594  $ 19,545  $ 19,871

Property Owned in Joint Venture with
NTS-Properties VII, Ltd. And NTS-
Properties Plus Ltd. (Ownership % at
June 30, 1997)
------------------------------------

Blankenbaker Business Center 1A (30%)    $ 69,448  $ 69,422  $138,870  $138,804

Properties Owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at June
30, 1997)
-----------------------------------

Lakeshore Business Center Phase I
(18%)                                    $ 62,298  $ 63,179  $125,444  $124,321

Lakeshore Business Center Phase II
(18%)                                    $ 63,789  $ 50,980  $123,055  $ 97,827

University Business Center Phase II
(18%)                                    $ 28,698  $ 54,357  $ 45,508  $107,227



Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

The 7% decrease in occupancy at Commonwealth Business Center Phase I from June 30, 1996 to June 30, 1997 is attributed to one tenant move-out at the end of the lease term of approximately 5,500 square feet and one tenant, who had occupied 3,200 square feet, vacating the premises prior to the end of the lease term due to a downsizing decision by the tenant's parent company. The tenant paid the Partnership a lease termination fee of $6,300 in the fourth quarter of 1996 (recorded as rental income). There was no accrued income connected with this lease. Partially offsetting the tenant move-outs are two new leases for a total of 4,400 square feet. Average occupancy remained constant at 89% for the three months ended June 30, 1996 and 1997 and decreased from 89% (1996) to 88% (1997) for the six month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The change in rental and other income at Commonwealth Business Center Phase I for the six months ended June 30, 1997 as compared to the same period in 1996 is not significant. The increase in rental and other income at Commonwealth Business Center Phase I for the three months ended June 30, 1997 as compared to the same period in 1996 is a result of an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 4% decrease in occupancy at Plainview Point Office Center Phases I and II from June 30, 1996 to June 30, 1997 is attributed to three tenant move-outs at the end of the lease terms totalling approximately 3,000 square feet. Partially offsetting the move-outs is an expansion by a current tenant of its existing space by approximately 1,000 square feet. Average occupancy decreased from 86%
(1996) to 83% (1997) for the three months ended June 30 and from 86% (1996) to 85% (1997) for the six month period. The change in rental and other income at Plainview Point Office Center Phases I and II for the six months ended June 30, 1997 as compared to the same period in 1996 is not significant. Rental and other income at Plainview Point Office Center Phases I and II decreased for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy.

The Willows of Plainview Phase I's occupancy increased 3% from June 30, 1996 to June 30, 1997. Average occupancy increased from 91% (1996) to 92% (1997) for the three months ended June 30 and from 89% (1996) to 91% (1997) for the six month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase I for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy was at 94% at June 30, 1996 and 1997. Average occupancy increased from 93% (1996) to 94% (1997) for the three months ended June 30 and decreased from 95% (1996) to 91% (1997) for the six month period. The change in rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

Golf Brook Apartments occupancy was 91% at June 30, 1996 and 1997. Average occupancy decreased from 90% (1996) to 89% (1997) for the three months ended June 30 and decreased from 92% (1996) to 91% (1997) for the six month period. Rental and other income at Golf Brook Apartments remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

---------------------------------

The 1% increase in occupancy at Plainview Point III Office Center from June 30, 1996 to June 30, 1997 is the result of expansions by two tenants of their existing space for a total of approximately 2,500 square feet. Partially offsetting the expansions is one tenant vacating approximately 1,600 square feet due to a downsizing of current space. The downsizing was done in conjunction with a lease renewal, so there was no write-off of accrued income. Average occupancy decreased from 94% (1996) to 89% (1997) for the three months ended June 30 and from 95% (1996) to 91% (1997) for the six month period. Rental and other income remained fairly constant at Plainview Point III Office Center for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1996 to June 30, 1997 can be attributed to five tenant move-outs totalling approximately 10,300 square feet. The five move-outs consist of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is $1,300 or 18%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move-outs are partially offset by five new leases totalling approximately 6,400 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1996) to 96% (1997) for the three months ended June 30 and from 98% (1996) to 95% (1997) for the six month period. The change in rental and other income at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The 14% increase in occupancy at Lakeshore Business Center Phase II from June 30, 1996 to June 30, 1997 can be attributed to six new leases totalling approximately 17,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building; occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was the result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997) for the three months ended June 30 and from 76% (1996) to 92% (1997) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

---------------------------------

As of June 30, 1997, Lakeshore Business Center Phase II has approximately 1,800 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter of 1997.

Subsequent to June 30, 1997, a lease for approximately 4,200 square feet was signed at Lakeshore Business Center Phase II with a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy near the end of the third quarter of 1997. With the new leases, the business center's occupancy should improve to 100%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment related to this lease.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at June 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income for the six month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $13,000 or 18%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1997 or 1996.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of an increase in cash reserves available for investment.

The increase in operating expenses for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due mainly to increased utility costs, landscaping costs, general building maintenance costs and legal expenses at the Partnership's commercial properties and increased costs for advertising at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses at Golf Brook Apartments for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

---------------------------------

The change in operating expenses - affiliated for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is not significant. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized building costs can be attributed to Plainview Point Office Center Phases I and II. The write-off is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been depreciated.

The change in amortization of capitalized leasing costs for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is not significant.

Interest expense decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 due primarily to a lower interest rate on the permanent financing obtained by the L/U II Joint Venture in July 1996 (8.125% compared to a rate of 10.6% on the previous debt). The decrease is also due to continued principal payments on the mortgages payable by the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes and professional and administrative expenses for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 are not significant.

The increase in professional and administrative expense - affiliated for the three months an six months ended June 30, 1997 as compared to the same periods in 1996 is due to increased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,700,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the six months ended June 30 was $477,863 (1997) and $264,861 (1996). These funds, in conjunction with cash on hand, were used to make a 1.57% (annualized) distribution of $170,327 for the six months ended June 30, 1996. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are

-------------------------------------------

established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $481,044 and $139,776 at June 30, 1997 and 1996, respectively.

As of June 30, 1997, the Partnership has a mortgage payable with an insurance company in the amount of $2,355,608. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1997, the Partnership had two mortgage loans each with an insurance company in the amount of $1,995,919 and $1,900,875. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

As of June 30, 1997, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $4,037,051. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1997 is $1,214,345. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1997 were $5,768,923, $5,529,548 and $5,361,986 for a total of $16,660,457. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1997 was $1,029,753, $987,024 and $957,115,
respectively, for a total of $2,973,892. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1997, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans each with an insurance company in the amount of $3,196,514 and $1,908,366. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of June 30, 1997 is $520,188 ($325,725 and $194,463). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease


                                     - 16 -`

-------------------------------------------

renewal. Cash flows used in investing activities in 1997 are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities during the six months ended June 30, 1996 are from the maturity of investment securities. Cash flows provided by investing activities during the six months ended June 30, 1996 are also the result of a release of escrowed funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows used in financing activities are for principal payments on mortgages and notes payable and repurchases of limited partnership Units. Cash flows used in financing activities during the six months ended June 30, 1996 were also for cash distributions and payment of loan costs. Cash flows provided by financing activities during the three months ended June 30, 1996 represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1997 and 1996.

                                                  Cash           Return
                               Net Loss       Distributions        of
                               Allocated         Declared        Capital
                               ---------         --------        -------

          Limited Partners:
                  1997         $ (51,593)       $   --          $    --
                  1996           (29,371)         168,624         168,624

          General Partner:
                  1997         $    (521)       $   --          $     --
                  1996              (297)           1,703           1,703

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. During the years 1994 through 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, all future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for negotiations with Full Sail.

-------------------------------------------

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet of the space it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of June 30, 1997.

Subsequent to June 30, 1997, the L/U II Joint Venture made a commitment of approximately $100,000 for tenant finish improvements and leasing costs at Lakeshore Business Center Phase II. The commitment is the result of a new six year lease for approximately 4,200 square feet. The tenant is expected to take occupancy of the space near the end of the third quarter. The Partnership's proportionate share of this commitment is approximately $18,000 or 18%.

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 30, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership indefinitely suspended the Interest Repurchase Program. See below for further discussion.

-------------------------------------------

Due to uncertainties involving the Crosby lease as discussed above, the Partnership suspended distributions effective December 30, 1996 and suspended the repurchase of limited partnership Units effective January 10, 1997. Once it is clear that, in the general partner's opinion, the Partnership has the necessary cash reserve to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership, the general partner will determine whether to reinstate repurchases and distributions.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1997 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell.

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

-------------------------------------------

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

          None

3.        Defaults upon Senior Securities

          None

4.        Submission of Matters to a Vote of Security Holders

          None

5.        Other Information

          None

6.        Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended June 30, 1997.

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


Date:    August 11 , 1997