Form 10-Q
period 1997-09-30
NTS PROPERTIES IV
filed 1997-11-14
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September  30, 1997


                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

                                                         YES  X         NO

Exhibit Index: See page 22
Total Pages: 23

                                TABLE OF CONTENTS


                                                                  Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of September 30, 1997 and December 31, 1996          3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1997 and 1996                             4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1997 and 1996                             5

            Notes To Financial Statements                           6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 10-21


                                     PART II

1.     Legal Proceedings                                             22
2.     Changes in Securities                                         22
3.     Defaults upon Senior Securities                               22
4.     Submission of Matters to a Vote of Security Holders           22
5.     Other Information                                             22
6.     Exhibits and Reports on Form 8-K                              22

Signatures                                                           23



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                               As of                 As of
                                         September 30, 1997   December 31, 1996*
                                         ------------------   ------------------

ASSETS
-------
Cash and equivalents                        $   289,792         $   346,479
Cash and equivalents - restricted               218,010              68,193
Investment securities                           485,546                --
Accounts receivable, net of allowance
 for doubtful accounts of $357 (1997)
 and $7,551 (1996)                              285,426             347,133
Land, buildings and amenities, net           13,192,429          13,801,251
Asset held for sale                             297,251             297,251
Other assets                                    500,496             545,979
                                            -----------         -----------

                                            $15,268,950         $15,406,286
                                            ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                           $10,816,522         $11,236,625
Accounts payable - operations                   165,879             136,332
Accounts payable - construction                  16,925               5,831
Security deposits                                88,488              83,911
Other liabilities                               355,073              26,412
                                            -----------         -----------

                                             11,442,887          11,489,111

Commitments and Contingencies

Partners' equity                              3,826,063           3,917,175
                                            -----------         -----------

                                            $15,268,950         $15,406,286
                                            ===========         ===========


                                       Limited         General
                                      Partners         Partner        Total
                                    ------------   -------------  --------------
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                    $ 25,834,899     $        --   $ 25,834,899
Net income - prior years                337,100           3,406        340,506
Net loss - current year                 (56,642)           (572)       (57,214)
Cash distributions declared to
 date                               (21,586,280)       (218,253)   (21,804,533)
Repurchase of limited
 partnership Units                     (487,595)             --       (487,595)
                                    ------------     -----------   ------------

Balances at September 30, 1997     $  4,041,482     $  (215,419)  $  3,826,063
                                    ============     ===========   ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.




                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                 Three Months Ended                       Nine Months Ended
                                                   September 30,                            September 30,
                                          -------------------------------         -------------------------------


                                              1997               1996                1997                1996
                                          -----------         -----------         -----------         -----------

REVENUES:
 Rental income                            $   920,175         $   905,199         $ 2,659,396         $ 2,657,231
 Interest and other income                     11,290               4,353              25,778              17,699
                                          -----------         -----------         -----------         -----------

                                              931,465             909,552           2,685,174           2,674,930

EXPENSES:
 Operating expenses                           212,442             186,785             590,977             493,398
 Operating expenses - affiliated              106,977              93,726             299,867             282,796
 Write-off of unamortized
  building costs                                 --                  --                  --                 6,871
 Write-off of unamortized loan
  costs                                          --                12,896                --                12,896
 Amortization of capitalized
  leasing costs                                 5,256               5,209              15,707              15,655
 Interest expense                             214,135             229,679             647,539             718,231
 Management fees                               54,273              51,082             152,754             151,265
 Real estate taxes                             54,313              55,944             163,064             166,113
 Professional and administrative
  expenses                                     24,726              23,105              76,310              69,496
 Professional and administrative
  expenses - affiliated                        37,967              36,670             115,954             110,818
 Depreciation and amortization                226,476             226,859             680,216             689,462
                                          -----------         -----------         -----------         -----------

                                              936,565             921,955           2,742,388           2,717,001
                                          -----------         -----------         -----------         -----------

Net loss                                  $    (5,100)        $   (12,403)        $   (57,214)        $   (42,071)
                                          ===========         ===========         ===========         ===========

Net loss allocated to the
 limited partners                         $    (5,049)        $   (12,278)        $   (56,642)        $   (41,650)
                                          ===========         ===========         ===========         ===========
Net loss per limited partnership
 unit                                     $      (.19)        $     (0.45)        $     (2.12)        $     (1.47)
                                          ===========         ===========         ===========         ===========
Weighted average number of
 limited partnership units                     26,689              27,395              26,714              28,348
                                          ===========         ===========         ===========         ===========




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                    ----------------------------         --------------------------------


                                                        1997              1996              1997                1996
                                                    -----------       ----------         ----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $    (5,100)       $   (12,403)       $   (57,214)       $   (42,071)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Accrued interest on investment
     securities                                         (2,697)              --               (2,697)             3,642
   Write-off of unamortized building
     costs                                                --                 --                 --                6,871
   Write-off of unamortized loan costs                    --               12,896               --               12,896
   Amortization of capitalized leasing
     costs                                               5,256              5,209             15,707             15,655
   Depreciation and amortization                       226,476            226,859            680,216            689,462
   Changes in assets and liabilities:
        Cash and equivalents - restricted              (49,578)           (52,288)          (149,567)          (155,251)
        Accounts receivable                             29,312            146,832             61,707             24,392
        Other assets                                     5,770             23,255             10,032                611
        Accounts payable                                26,646             12,299             29,547            (33,577)
        Security deposits                                1,020              1,572              4,577              1,470
        Other liabilities                              206,363             59,123            328,662            164,115
                                                   -----------        -----------        -----------        -----------

   Net cash provided by operating
      activities                                       443,468            423,354            920,970            688,215
                                                   -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                             (7,566)           (13,599)           (40,555)           (72,703)
Decrease in cash and equivalents -
  restricted                                              --                 --                 --                2,450
Purchase of investment securities                     (482,849)              --             (599,777)              --
Maturity of investment securities                      116,928               --              116,928            400,945
                                                   -----------        -----------        -----------        -----------

  Net cash provided by (used in)
   investing activities                               (373,487)           (13,599)          (523,404)           330,692
                                                   -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                              --            3,105,900               --            3,105,900
Principal payments on mortgages and notes
  payable                                             (144,305)        (3,101,132)          (420,103)        (3,324,655)
Cash distributions                                        --              (83,984)              --             (260,462)
Additions to loan costs                                   --              (23,856)              --              (65,341)
Repurchase of limited partnership Units                   --              (90,900)           (33,900)          (395,400)
Increase in cash and equivalents -
  restricted                                              --               (4,600)              (250)            (4,600)
                                                   -----------        -----------        -----------        -----------

  Net cash used in financing activities               (144,305)          (198,572)          (454,253)          (944,558)
                                                   -----------        -----------        -----------        -----------

  Net increase (decrease) in cash and
    equivalents                                        (74,324)           211,183            (56,687)            74,349

CASH AND EQUIVALENTS, beginning of period              364,116            139,776            346,479            276,610
                                                   -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                $   289,792        $   350,959        $   289,792        $   350,959
                                                   ===========        ===========        ===========        ===========

Interest paid on a cash basis                      $   214,144        $   235,470        $   651,103        $   728,031
                                                   ===========        ===========        ===========        ===========


                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

1.   Use of Estimates in the Preparation of Financial Statements
     ------------------------------------------------------------

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

3.   Interest Repurchase Reserve
     ---------------------------
     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership temporarily suspended the Interest Repurchase Program. Subsequent to September 30, 1997, the Partnership reinstated the Interest Repurchase Program and funded an additional $45,000 to the Reserve. With this funding, the Partnership will be able to repurchase up to 300 Units at a price of $150 per Unit.

4.   Investment Securities
     ----------------------
     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of December 31, 1996, the Partnership held no investment securities. The following provides details regarding the investments held at September 30, 1997:


                                 Amortized        Maturity       Value at
                Type               Cost             Date         Maturity
                ----              --------        --------       --------
     Certificate of Deposit      $  75,843        10/30/97      $  76,140
     Certificate of Deposit        115,459        12/01/97        116,463
     Certificate of Deposit         75,507        12/30/97         76,478
     Certificate of Deposit        100,278        01/30/98        102,052
     Certificate of Deposit        118,459        02/27/98        121,081
                                  --------                        -------
                                 $ 485,546                      $ 492,214
                                  ========                       ========

5.   Mortgages Payable
     ------------------
     Mortgages payable consist of the following:



                                                September 30,    December 31,
                                                    1997             1996
                                                ------------     ------------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 8.8%, due October 1, 2004,
     secured by land and building               $ 2,297,741      $ 2,467,606

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, buildings and amenities     1,987,467        2,012,389

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7%, due December 5, 2003,
     secured by land, building and amenities      1,892,825        1,916,561

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                 1,189,354        1,262,767

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008
     secured by land and building                 1,015,427        1,057,548

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   973,293        1,013,666

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   943,800          982,949

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities       323,488          327,573

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.5%, due December 5, 2003,
     secured by land, buildings and amenities      193,127           195,566
                                                ----------        ----------
                                               $10,816,522       $11,236,625
                                                ==========        ==========

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $12,300,000.

6.   Related Party Transactions
     --------------------------

     Property management fees of $152,754 and $151,265 were paid to NTS Development Company, an affiliate of the general partner of the
     Partnership, for the nine months ended September 30, 1997 and 1996, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,518 and $6,945 as a repair and maintenance fee during the nine months ended September 30, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                   1997                  1996
                                ----------            ---------

     Administrative             $ 149,701             $ 142,794
     Leasing                       92,454                88,053
     Property management          194,651               180,601
     Other                          4,615                 6,590
                                 ---------             --------

                                $ 441,421             $ 418,038
                                 =========             ========


7.   Commitments and Contingencies
     -------------------------------

     Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has an 18% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 6% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of the litigation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

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

     Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

8.   Subsequent Event
     ----------------
     Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
----------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                         1997          1996
                                                         ----          ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                      78%           96%

Plainview Point Office Center Phases I and II             84%           86%

The Willows of Plainview Phase I                          98%           91%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at September 30,
1997)
-------------------------------------------

The Willows of Plainview Phase II (10%)                   90%           96%

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at September 30,
1997)
-------------------------------------------

Golf Brook Apartments (4%)                                97%           97%

Plainview Point III Office Center (5%)                    88%           91%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at September 30, 1997)
--------------------------------------------

Blankenbaker Business Center 1A (30%)                    100%          100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at September 30, 1997)
---------------------------------------------

Lakeshore Business Center Phase I (18%)                   99%           97%

Lakeshore Business Center Phase II (18%)                  96%           83%

University Business Center Phase II (18%)                 99%           99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1997 and 1996 was as follows:



                                       Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -------------------

                                         1997       1996       1997        1996
                                       --------   -------    --------    ------

Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I   $158,060    $174,794  $493,221   $509,737

Plainview Point Office Center Phases I
and II                                 $161,007    $136,786  $434,403   $405,570

The Willows of Plainview Phase I       $304,813    $287,016  $869,058   $835,786

Property Owned in Joint Venture with
NTS-Properties V (Ownership % at
September 30, 1997)
------------------------------------

The Willows of Plainview Phase II
(10%)                                  $ 33,349    $ 32,641  $ 97,520   $ 93,822

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at
September 30, 1997)
--------------------------------------

Golf Brook Apartments (4%)             $ 28,977    $ 29,967  $ 83,768   $ 85,717

Plainview Point III Office Center (5%) $  9,497    $  9,092  $ 29,042   $ 28,962

Property Owned in Joint Venture with
NTS-Properties VII, Ltd. And NTS-
Properties Plus Ltd. (Ownership % at
September 30, 1997)
------------------------------------

Blankenbaker Business Center 1A (30%)  $ 69,422    $ 69,422  $208,292   $208,226

Properties Owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at
September 30, 1997)
-----------------------------------

Lakeshore Business Center Phase I
(18%)                                  $ 65,010    $ 61,331  $190,455   $185,651

Lakeshore Business Center Phase II
(18%)                                  $ 62,371    $ 51,907  $185,426   $149,733

University Business Center Phase II
(18%)                                  $ 30,914    $ 54,342  $ 76,422   $161,569


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

----------------------------------

The 18% decrease in occupancy at Commonwealth Business Center Phase I from September 30, 1996 to September 30, 1997 is a result of two tenant move-outs at the end of the lease terms totalling approximately 9,500 square feet and one tenant, who had occupied 3,200 square feet, vacating the premises prior to the end of the lease term due to a downsizing decision by the tenant's parent company. The tenant paid the Partnership a lease termination fee of $6,300 in the fourth quarter of 1996 (recorded as rental income). There was no accrued income connected with this lease. Partially offsetting the tenant move-outs are two new leases totalling 2,400 square feet. Average occupancy decreased from 96%
(1996) to 83% (1997) for the three months ended September 30 and from 91% (1996) to 84%(1997) for the nine month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at Commonwealth Business Center Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the decrease in average occupancy.

As of September 30, 1997, Commonwealth Business Center Phase I has approximately 3,200 square feet of additional space leased to a current tenant. In addition to expanding the leased space, the lease was extended for five years(November
2002). The tenant is expected to take occupancy during the fourth quarter of 1997. Subsequent to September 30, 1997, a lease for approximately 5,400 square feet was signed at Commonwealth Business Center Phase I with a tenant who currently occupies approximately 3,600 square feet. The tenant is expected to take occupancy of the expanded space during the fourth quarter of 1997. With the new leases, the business center's occupancy should improve to 86%. See the Liquidity and Capital Resources section of this item for the tenant finish commitments related to these leases.

The 2% decrease in occupancy at Plainview Point Office Center Phases I and II from September 30, 1996 to September 30, 1997 is a result of three tenant move-outs at the end of the lease terms totalling approximately 3,000 square feet. Partially offsetting the move-outs are two new leases totalling approximately 2,100 square feet which includes an expansion by a current tenant of its existing space by approximately 1,000 square feet. Average occupancy decreased from 86% (1996) to 83% (1997) for the three months ended September 30 and from 86% (1996) to 84% (1997) for the nine month period. The increase in rental and other income at Plainview Point Office Center Phases I and II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is a result of an increase in pass through expense reimbursements.
Leases at Plainview Point Office Center Phase I and II provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

As of September 30, 1997, Plainview Point Office Center Phases I and II has approximately 8,400 square feet of additional space leased to a current tenant which currently occupies approximately 20,000 square feet (or 36%) of the building's total rentable area. The expansion is scheduled to occur in two phases. The tenant is expected to take occupancy of the first phase, approximately 2,000 square feet, during the fourth quarter of 1997. With the first phase of the expansion, the office center's occupancy should improve to 87%. The second phase of the expansion, approximately 6,400 square feet, is scheduled to occur during the fourth quarter of 1999. See the Liquidity and Capital Resources sections of this item for the tenant finish commitment related to this lease.

The Willows of Plainview Phase I's occupancy increased 7% from September 30, 1996 to September 30, 1997. Average occupancy increased from 89% (1996) to 97%
(1997) for the three months ended September 30 and from 89% (1996) to 93% (1997) for the nine month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only

----------------------------------

on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The increase in rental and other income at The Willows of Plainview Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

The Willows of Plainview Phase II's occupancy decreased from 96% as of September 30, 1996 to 90% as of September 30, 1997. Average occupancy decreased from 96%
(1996) to 91% (1997) for the three months ended September 30 and decreased from 95% (1996) to 91% (1997) for the nine month period. The change in rental and other income at The Willows of Plainview Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

Golf Brook Apartments occupancy was 97% at September 30, 1996 and 1997. Average occupancy remained constant at 97% for the three months ended September 30, 1996 and 1997 and decreased from 94% (1996) to 93% (1997) for the nine month period. Rental and other income at Golf Brook Apartments remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

The 3% decrease in occupancy at Plainview Point III Office Center from September 30, 1996 to September 30, 1997 is the result of one tenant vacating approximately 1,600 square feet due to a downsizing of current space. The downsizing was done in conjunction with a lease renewal, so there was no write-off of accrued income. Average occupancy decreased from 90% (1996) to 88%
(1997) for the three months ended September 30 and from 94% (1996) to 90% (1997) for the nine month period. Rental and other income remained fairly constant at Plainview Point III Office Center for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Rental and other income at Blankenbaker Business Center 1A remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

The 2% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1996 to September 30, 1997 can be attributed to five new leases totalling approximately 7,500 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $7,000 of which the Partnership's proportionate share is $1,300 or 18%), one due to a decision by management to allow the tenant to terminate early to accommodate a new long term tenant (1,900 square feet tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share is $900 or 18%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 97% (1996) to 98%(1997) for the three months ended September 30 and decreased from 98% (1996) to 96% (1997) for the nine month period. The change in rental and other income at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

----------------------------------

The 13% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1996 to September 30, 1997 can be attributed to five new leases totalling approximately 17,000 square feet which includes approximately 5,700 square feet in expansions by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 81% (1996) to 95% (1997) for the three months ended September 30 and increased from 78% (1996) to 93% (1997) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

As of September 30, 1997, Lakeshore Business Center Phase II has approximately 4,200 square feet of additional space leased by a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy during the fourth quarter of 1997. With this new lease, the business center's occupancy should improve to 100%.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at September 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During
1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the subtenants. The decrease in rental and other income for the nine month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $13,000 or 18%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1997 or 1996.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

---------------------------------

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of an increase in cash reserves available for investment.

The increase in operating expenses for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to increased landscaping costs and legal expenses at the Partnership's commercial properties, increased exterior building renovations at Blankenbaker Business Center 1A and increased advertising and exterior painting expenses at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses at Golf Brook Apartments for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

The increase in operating expenses - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to increased property management costs at the Partnership's commercial properties and at the Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses - affiliated at Golf Brook Apartments for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized building costs can be attributed to Plainview Point Office Center Phases I and II. The write-off is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been depreciated.

The 1996 write-off of unamortized loan costs relates to loan costs associated with the Lakeshore/University II Joint Venture's note payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998) as a result of permanent financings obtained by the Joint Venture in July 1996.

The change in amortization of capitalized leasing costs for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is not significant.

Interest expense decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 due primarily to a lower interest rate on the permanent financing obtained by the L/U II Joint Venture in July 1996 (8.125% compared to a rate of 10.6% on the previous debt). The decrease is also due to continued principal payments on the mortgages payable by the Partnership and its Joint Venture properties. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes and professional and administrative expenses for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 are not significant.

The change in professional and administrative expense - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

----------------------------------

The change in depreciation and amortization expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,700,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $920,970 and $688,215 for the nine months ended September 30, 1997 and 1996, respectively. These funds, in conjunction with cash on hand, were used to make a 1.39% (annualized) distribution of $225,093 for the nine months ended September 30, 1996. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership Unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the general partner received 1% of these distributions. No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $775,338 and $350,959 at September 30, 1997 and 1996, respectively.

As of September 30, 1997, the Partnership had a mortgage payable with an insurance company in the amount of $2,297,741. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1997, the Partnership had two mortgage loans each with an insurance company in the amount of $1,987,467 and $1,892,825. Both mortgages payable are due December 5, 2003, currently bear interest at a fixed rate of 7% and are secured by the land, buildings and amenities of The Willows of Plainview Phase I. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $3,367,108 ($1,724,617 and $1,642,491).

Subsequent to September 30, 1997, the Partnership submitted an application with an insurance company for $3,900,000 of debt financing. The proceeds from the loan will be used to pay off the current mortgages (as discussed above) which are secured by The Willows of Plainview Phase I. The Partnership anticipates that the financing will be completed in the near term.

As of September 30, 1997, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,953,968. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1997 is $1,189,354. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

As of September 30, 1997, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1997 were $5,688,669, $5,452,624 and $5,287,393 for a total of $16,428,686. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1997 was $1,015,427, $973,293 and $943,800, respectively, for a total of $2,932,520. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of September 30, 1997, The Willows of Plainview Phase II had two mortgage loans each with an insurance company in the amount of $3,183,937 and $1,900,858. The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages as of September 30, 1997 was $516,615 ($323,488 and $193,127). Both mortgages are due December 5, 2003, currently bear interest at a fixed rate of 7.5% and are secured by the land, buildings and amenities of the Joint Venture. Current monthly principal payments on both notes are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,449,434 ($2,786,095 and $1,663,339).

Subsequent to September 30, 1997, the Willows of Plainview Phase II Joint Venture submitted an application with an insurance company for $5,100,000 of debt financing. The proceeds from the loan will be used to pay off the current mortgages (as discussed above) which are secured by The Willows of Plainview Phase II. The Joint Venture anticipates that the financing will be completed in the near term.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities during 1997 are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows provided by investing activities during the nine months ended September 30, 1996 are also the result of a release of escrowed funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows used in financing activities are for principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units. Cash flows used in financing activities during the nine months ended September 30, 1996 were also for cash distributions and the payment of loan costs. Cash flows provided by financing activities during the nine months ended September 30, 1996 are a result of the L/U II Joint Venture debt refinancings. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

--------------------------------------------


The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1997 and 1996.

                                                  Cash             Return
                                Net Loss      Distributions          of
                               Allocated        Declared          Capital
                              ----------      -----------      ------------

   Limited Partners:
           1997               $ (56,642)       $   --            $    --
           1996                 (41,650)         222,842           222,842

  General Partner:
           1997               $    (572)       $   --            $     --
           1996                    (421)           2,251             2,251

Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. During the years 1994 through 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of the litigation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, all future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for negotiations with Full Sail.

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

-------------------------------------------

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

As of September 30, 1997, the Partnership has a commitment for approximately $23,000 of tenant finish improvements at Commonwealth Business Center Phase I. The commitment is the result of a lease renewal and expansion. The expansion increased the tenant's current leased space by 3,200 square feet and the renewal extends the lease for five years through November 2002. The tenant is expected to take occupancy during the fourth quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

As of September 30, 1997, the Partnership also has a commitment for approximately $42,500 of tenant finish improvements at Plainview Point Office Center Phase I and II. The commitment is the result of a two-phase expansion by a current tenant which increases the tenant's current leased space be approximately 2,000 square feet in the first phase and by approximately 6,400 square feet in the second phase. The portion of the commitment relating to the first phase of the expansion is approximately $13,200 and is expected to occur during the fourth quarter of 1997. The commitment for the second phase of the expansion is approximately $29,300 and is expected to occur during the fourth quarter of 1999. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of September 30, 1997.

Subsequent to September 30, 1997 the Partnership made a commitment of approximately $26,000 for tenant finish improvements at Commonwealth Business Center Phase I. The commitment is the result of a lease renewal and expansion. The expansion increased the tenant's current leased space by approximately 1,900 square feet and extends the lease for 15 months. The project is expected to be completed during the fourth quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

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

-------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has repurchased a total of 3,056 Units for $458,400. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On January 10, 1997, the Partnership temporarily suspended the Interest Repurchase Program. See below for further discussion. Subsequent to September 30, 1997, the Partnership reinstated the Interest Repurchase Program and funded an additional $45,000 to the Reserve. With this funding, the Partnership will be able to repurchase 300 Units at a price of $150 per Unit.

Due to uncertainties involving the Crosby lease as discussed above, the Partnership suspended distributions effective December 30, 1996. Once it is clear that, in the general partner's opinion, the Partnership has the necessary cash reserve to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership, the general partner will determine whether to reinstate distributions.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1997 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale.

-------------------------------------------

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such events not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and payment of other partnership expenses would be directly impacted. A lessees ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

1.        Legal Proceedings

          None

2.        Changes in Securities

          None

3.        Defaults upon Senior Securities

          None

4.        Submission of Matters to a Vote of Security Holders

          None

5.        Other Information

          None

6.        Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended September 30, 1997.

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


Date:    November 12 , 1997