Form 10-K
period 1997-12-31
NTS PROPERTIES IV
filed 1998-03-30
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1997

                                          OR

      ______    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES  X         NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 65
Total Pages: 70

                                TABLE OF CONTENTS



                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2     Business and Properties                                   3-23
Item 3            Legal Proceedings                                           24
Item 4            Submission of Matters to a Vote of
                    Security Holders                                          24


                                     PART II


Item 5            Market for the Registrant's Limited Partnership
                    Interests and Related Partner Matters                     25
Item 6            Selected Financial Data                                     26
Item 7            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          27-42
Item 8            Financial Statements and Supplementary Data              43-61
Item 9            Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    62


                                    PART III


Item 10           Directors and Executive Officers of the
                    Registrant                                             62-63
Item 11           Management Remuneration and Transactions                    63
Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                                     64
Item 13           Certain Relationships and Related Transactions              64


                                     PART IV


Item 14           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                                65-69


Signatures                                                                    70

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligation to publicly release the result of any revisions to these forwardlooking statements that may be made to reflect any future events or circumstances.

NTS-Properties IV., Ltd., a Kentucky Limited Partnership, (the "Partnership" or "NTS-Properties IV") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership. As of December 31, 1997, the Partnership owned the following properties:

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

       - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

       - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties V, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 10% at December 31, 1997.

       - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties VI, a Maryland
           Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 4% at December 31, 1997.

       - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 5% at December 31, 1997.

       - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by a joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 30% at December 31, 1997.

-------------------

       - A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 18% at December 31, 1997.

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

Commonwealth Business Center Phase I is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1997 was $2,238,591. The mortgage bears interest at a fixed rate of 8.8% and is due October 1, 2004. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Plainview Point Office Center Phases I and II is not encumbered by any outstanding mortgages at December 31, 1997.

The Willows of Plainview Phase I is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1997 was $3,900,000 ($1,998,000 and $1,902,000). Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments on both notes are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, is encumbered by permanent mortgages with two insurance companies. The outstanding balances of the mortgages at December 31, 1997 was $5,100,000 ($3,193,000 and $1,907,000). The mortgages

-------------------

are  recorded  as  a  liability  of  the  Joint   Venture.   The   Partnership's
proportionate  interest  in the  mortgages  at  December  31,  1997 is  $514,079
($321,854 and $192,225). Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments on both mortgages are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. The $9,000,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears interest at a fixed rate of 7.43% and matures May 15, 2009. The outstanding balance of the loan at December 31, 1997 is $8,724,588.

Plainview Point III Office Center is not encumbered by any outstanding mortgages as of December 31, 1997.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd., is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1997 was $3,869,108. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1997 is $1,163,828. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The properties owned by the Lakeshore/University II Joint Venture, a joint venture between the Partnership, NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., are encumbered by mortgages payable to an insurance company as follows:

               Loan Balance
               at 12/31/97      Encumbered Property
               -----------      -------------------

               $5,606,774       Lakeshore Business Center Phase II
               $5,374,127       University Business Center Phase II
               $5,211,275       Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 was $1,000,809, $959,282 and $930,213, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

-------------------

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $54,000 or 18%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

-------------------

The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

As of December 31, 1997, the Partnership had a commitment for approximately $42,500 of tenant finish improvements at Plainview Point Office Center Phases I and II. The commitment is the result of a two-phase expansion by a current tenant which increases the tenant's current leased space by approximately 2,000 square feet in the first phase and by approximately 6,400 square feet in the second phase. The portion of the commitment relating to the first phase of the expansion is approximately $13,000 and was completed during the first quarter of 1998. The commitment for the second phase of the expansion is approximately $30,000 and is expected to occur during the fourth quarter of 1999. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1997.

On December 21, 1997, the Partnership obtained two mortgage loans from an insurance company totaling $3,900,000 ($1,998,000 and $1,902,000). The outstanding balances of the loans at December 31, 1997 were $1,998,000 and $1,902,000, respectively, for a total of $3,900,000. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by The Willows of Plainview Phase I. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Partnership's mortgages payable of approximately $3,876,000 which bore interest at a fixed rate of 7% and to fund loan closing costs. The loans which were paid off had a maturity date of December 5, 2003.

On December 21, 1997, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, obtained two mortgage loans from an insurance company totaling $5,100,000 ($3,193,000 and $1,907,000). The outstanding balances of the loans at December 31, 1997 were $3,193,000 and $1,907,000, respectively, for a total of $5,100,000. The Partnership's proportionate interest in the loans at December 31, 1997 was $321,854 and $192,225, respectively, for a total of $514,079. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the property's mortgages payable of approximately $5,070,000 which bore interest at a fixed rate of 7.5% and to fund loan closing costs. The Partnership's proportionate interest in the notes which were paid off was approximately $510,000 or 10%. The notes which were paid off had a maturity date of December 5, 2003.

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

-------------------

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. See below for a further discussion regarding the possible sale of University Business Center Phase II.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V, an affiliate of the General Partner of the Partnership, to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

Commonwealth Business Center Phase I
------------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $8.09 to $11.83 per square foot for ground floor office space, $3.97 to $6.04 per square foot for ground floor warehouse space and $7.32 to $10.72 per square foot for mezzanine office space. The average base annual rental for all space leased as of December 31, 1997 was $8.03. Space is ordinarily leased for between three and six years with the majority of current square footage being leased for a term of five years (1). Current leases terminate between 1998 and 2004. Several of the leases provide for renewal options ranging from three to five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common

(1) Excluding the Mid-America Data Processing, Inc. current lease which is for 10-years.

------------------------------------------------

area expenses, insurance and real estate taxes. As of December 31, 1997, there were 11 tenants leasing office and warehouse space aggregating approximately 49,022 square feet of rentable area (1). The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include a stockbrokerage house, insurance and machinery sales/service. One tenant leases more than 10% of Commonwealth Business Center Phase I's rentable area: Mid-America Data Processing, Inc. (33.8%). The occupancy levels at the business center as of December 31 were 87% (1997), 86% (1996 and 1995), 82% (1994) and 75% (1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenant:
                                                      Current Base
                                    Sq. Ft. and       Annual Rental
                                      % of Net       and % of Gross
                       Year of        Rentable         Base Annual      Renewal
       Name          Expiration       Area(1)            Rental         Options
       ----          ----------       -------            ------         -------

Mid-America Data
  Processing, Inc.      2004       19,101 (33.8%)   $304,116 (52.1%)     None



Other Tenants:

                                                 Current Base
                                Sq. Ft. and       Annual Rental
                                  % of Net       and % of Gross
      No. of      Year of         Rentable         Base Annual       Renewal
      Tenants    Expiration       Area(1)            Rental          Options
      -------    ----------       -------            ------          -------

         3          1998       4,022  (7.0%)    $ 28,347  (4.9%)  Termination-
                                                                    30 day
         2          1999       7,634 (13.5%)    $102,120 (17.4%)  2 Three-Year
         3          2000       9,475 (16.7%)    $ 82,272 (14.1%)      (2)
         1          2001       3,190  (5.6%)    $ 22,870  (3.9%)      None
         1          2002       5,600  (9.9%)    $ 44,520  (7.6%)      None


(1) Rentable area includes only ground square feet (office and warehouse space).
(2) 3 Three-Year and 1 Five-Year.

Plainview Point Office Center Phases I and II
---------------------------------------------

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.69 to $14.00 per square foot. The average base annual rental as of December 31, 1997 was approximately $12.50 per square foot. Office space is ordinarily leased for between two to five years with the majority of current square footage being leased for a term of three years (3). Current leases terminate between 1998 and 2006. One lease provides for a renewal option of five years at a rate which will be negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1997, there were 8 tenants leasing office space aggregating approximately 40,901 square feet of rentable area. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, telemarketing services and respiratory therapy services. Two tenants lease more than 10% of Plainview Point Office Center's rentable area: ICT Group, Inc. (10.7%) and ITT Educational Services, Inc. (36.0%). The occupancy levels at the office center as of December 31 were 73% (1997), 88% (1996), 85% (1995), 74% (1994) and 43%
(1993).

(3) Excluding the ITT Educational Services, Inc. lease which is for 10 years and the Independent Life and Accident Insurance lease which is for 10 1/2 years.

---------------------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenants:
                                                    Current Base
                                 Sq. Ft. and        Annual Rental
                                   % of Net        and % of Gross
                     Year of       Rentable          Base Annual       Renewal
    Name           Expiration        Area              Rental          Options
    ----           ----------        ----              ------          -------

 ICT Group, Inc.      1998       6,031 (10.7%)   $ 70,524 (15.2%)       None

 ITT Educational
  Services, Inc.      2004      20,232 (36.0%)   $204,948 (44.2%)(1) 1 Five-Year

(1) The lease provides that the tenant will pay its own electricity costs and thus the base rent is below $12.50.

Other Tenants:

                                                Current Base
                              Sq. Ft. and       Annual Rental
                                % of Net       and % of Gross
  No. of        Year of         Rentable        Base Annual        Renewal
  Tenants     Expiration          Area             Rental          Options
  -------     ----------          ----             ------          -------

     4           1998         8,141 (14.5%)   $108,720 (23.5%)      None
     1           1999         2,338  (4.2%)   $ 29,225  (6.3%)      None
    None      2000-2005             --               --             None
     1           2006         4,159  (7.4%)   $ 49,908 (10.8%)      None


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

Monthly rental rates at The Willows of Plainview Phase I start at $639 for one-bedroom apartments, $919 for two-bedroom apartments and $999 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (1997), 89% (1996), 91%
(1995) and 87% (1994 and 1993).

The Willows of Plainview Phase II
---------------------------------

See the discussion under The Willows of Plainview Phase I. Monthly rental rates at The Willows of Plainview Phase II start at $639 for one-bedroom apartments, $919 for two-bedroom apartments and $1,019 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. The occupancy levels at the apartment complex as of December 31 were 90% (1997), 92%
(1996), 94% (1995), 93% (1994) and 91% (1993).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

----------------------------------

Monthly rental rates at Golf Brook Apartments start at $1,130 for two-bedroom apartments and $1,360 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1997), 97% (1996), 91% (1995), 93% (1994) and 91% (1993).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $13.90 to $17.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1997 was $14.42 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1998 and 2001. Some leases provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1997, there were seven tenants leasing space aggregating approximately 60,121 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Four tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.3%), Underwriters Safety & Claims, Inc. (18.4%), RE/MAX Properties East, Inc. (24.4%) and Univa Health Network (26.7%). The occupancy levels at the office center as of December 31 were 96% (1997), 91% (1996 ,1995 and 1994) and 87% (1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenants:
                                                     Current Base
                                    Sq. Ft. and      Annual Rental
                                      % of Net      and % of Gross
                          Year of     Rentable        Base Annual      Renewal
      Name              Expiration      Area            Rental         Options
      ----              ----------      ----            ------         -------

The Prudential Company
  of America               1998     6,474 (10.3%)   $ 95,964 (11.1%) 1 Five-Year
Underwriters Safety &
  Claims, Inc.             2001    11,535 (18.4%)   $149,952 (17.3%)    None
RE/MAX Properties East,
  Inc.                     1999    15,300 (24.4%)   $225,600 (26.0%) 1 Two-Year
Univa Health Network       2000    16,727 (26.7%)   $232,500 (26.8%) 1 Five-Year


Other Tenants:
                                           Current Base
                          Sq. Ft. and      Annual Rental
                            % of Net      and % of Gross
 No. of     Year of         Rentable         Base Annual          Renewal
Tenants   Expiration         Area             Rental              Options
-------   ----------         ----             ------              -------

  None     1998-1999          --                --                  --
   3         2000       10,085 (16.1%)   $163,140 (18.8%)      1 Three-Year

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1997 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1997, 1996, 1995, 1994 and 1993 was 100%.

The following table contains approximate data concerning the lease in effect as of December 31, 1997:

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

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.47 per square foot for first floor office space, $6.18 to $10.58 per square foot for first floor service space and $8.93 to $11.75 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1997 was $10.23. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1998 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 34 tenants leasing office space (first and second floor) and service space aggregating approximately 99,268 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include health care services, telemarketing services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 96% (1997), 92% (1996 and 1995), 80% (1994)and 58%
(1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenant:
                                                   Current Base
                                   Sq. Ft. and      Annual Rental
                                     % of Net      and % of Gross
                       Year of       Rentable        Base Annual     Renewal
       Name          Expiration        Area            Rental        Options
       ----          ----------        ----            ------        -------

U.S. Homecare
 Infusion Therapy
 Products of
 Florida                1998      12,081 (11.7%)  $135,912 (13.4%)      (2)

(2) Tenant has option to renew its lease for an unspecified period of time.

---------------------------------------------
Other Tenants:

                                               Current Base
                           Sq. Ft. and        Annual Rental
                             % of Net        and % of Gross
No. of     Year of           Rentable          Base Annual          Renewal
Tenants   Expiration           Area              Rental             Options
-------   ----------           ----              ------             -------

   12        1998         23,293 (22.8%)    $229,916 (22.6%)          None
    7        1999         31,162 (30.1%)    $303,516 (29.9%)      5 Three-Year
    9        2000         22,932 (22.2%)    $236,435 (23.3%)      2 Three-Year
    1        2001          1,495  (1.4%)    $ 17,568  (1.7%)      1 Three-Year
    4        2002          8,305  (8.0%)    $ 92,592  (9.1%)      2 Three-Year


Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.54 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1997 was $11.33. Space is ordinarily leased for between one and six years with the majority of current square footage being leased for a term of five years. Current leases expire between 1998 and 2003. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 22 tenants leasing office space (first and second floor) and service space aggregating approximately 95,981 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include health care services, insurance services and management offices for the Florida state lottery. Three tenants lease more than 10% of Lakeshore Business Center Phase II's rentable area:
Northwest Medical Center, Inc. (10.4%), Progressive American Insurance (10.9%) and Lambda Physik (13.0%). The occupancy levels at the business center as of December 31 were 100% (1997), 89% (1996), 72% (1995), 78% (1994) and 75% (1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenants:
                                                    Current Base
                                    Sq. Ft. and     Annual Rental
                                     % of Net      and % of Gross
                       Year of      Rentable        Base Annual        Renewal
       Name          Expiration      Area(1)          Rental           Options
       ----          ----------      -------          ------           -------

Northwest Medical
 Center, Inc.           2000     10,132 (10.4%)   $130,584 (11.9%)      None

Progressive American
 Insurance              1999     10,580 (10.9%)   $127,176 (11.5%)  1 Three-Year

Lambda Physik           2002     12,644 (13.0%)   $139,080 (12.6%)  1 Five-Year

Other Tenants:
                                              Current Base
                            Sq. Ft. and       Annual Rental
                              % of Net       and % of Gross
  No. of     Year of         Rentable          Base Annual        Renewal
  Tenants   Expiration       Area (1)            Rental           Options
  -------   ----------  ----------------    ----------------    ----------
     4         1998       18,028 (18.5%)    $213,575 (19.4%)        (2)
     4         1999       11,566 (11.9%)    $128,970 (11.6%)    1 Three-Year
     7         2000       15,677 (16.2%)    $176,050 (16.1%)        None
     2         2001        8,361  (8.6%)    $ 84,912  (7.7%)        None
     1         2002        4,805  (4.9%)    $ 53,444  (4.8%)    1 Three-Year
     1         2003        4,188  (4.3%)    $ 48,156  (4.4%)        None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2) 1 Two-Year and 1 Three-Year.
                                     - 13 -

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. ("Crosby") had leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The original lease term was for seven years and the tenant took occupancy in April 1991. During 1997, Crosby abandoned its business, sold all or most of its assets and informed the Joint Venture that it may be insolvent. During the fourth quarter of 1997, the L/U II Joint Venture accepted $300,000 from Crosby's parent company in full satisfaction of all claims (the Partnership's proportionate share is $54,000 or 18%). As of December 31, 1997, approximately 85,000 square feet of the business center (including approximately 10,000 square feet of mezzanine space) was occupied by four tenants who previously had sub-leases with Crosby. Sub-lease base annual rents, which exclude the cost of utilities, currently range from $8.89 to $11.70 per square foot for first floor office space, first floor service space, second floor office space and mezzanine space. The average base annual rental for all types of space sublet as of December 31, 1997 was $10.24. The sub-tenants occupying University Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include an audio/video school and studio and home building. Two tenants have sublet more than 10% of University Business Center Phase II's rentable area (1): U.S. Home Corporation (11.7%) and Full Sail Recorders, Inc.(80.9%). The occupancy levels at the business center as of December 31 were 99% (1997 and 1996), 95% (1995) and 100% (1994 and 1993).

The following table contains approximate data concerning the sub-leases in effect as of December 31, 1997:

Major Tenants:

                                                       Current Base
                                      Sq. Ft. and      Annual Rental
                                        % of Net      and % of Gross
                         Year of       Rentable         Base Annual     Renewal
       Name            Expiration      Area (1)           Rental        Options
       ----            ----------   --------------   ----------------  ---------

U.S. Home Corporation     1998       9,132 (11.7%)    $105,744 (12.2%)    None


Full Sail Recorders       1998      62,912 (80.9%)    $735,984 (84.6%)     (2)

Other Tenants:

                                             Current Base
                          Sq. Ft. and       Annual Rental
                            % of Net        and % of Gross
 No. of     Year of         Rentable          Base Annual        Renewal
 Tenants   Expiration       Area (1)            Rental           Options
 -------   ----------  ----------------    ----------------    ----------

    2        1998        2,602 ( 3.3%)     $ 29,056 ( 3.2%)       None


(1) Rentable area includes only first floor (office and service)square  feet and
    second  floor  office  square  feet  and  excludes   1,791  square  feet  of
    maintenance space.

(2) Full Sail Recorders has signed a lease for 48,667 square feet beginning April 1998 through July 2004 at a rate of $11.76 per square foot. Full Sail has also signed a lease for an additional 20,696 square feet beginning April 1998 through July 2002 at a rate of $12.73 per square foot.

-------------------

Additional operating data regarding the Partnership's properties is furnished in the following table:


                               Federal               Realty              Annual
                             Tax Basis             Tax Rate        Realty Taxes
                             ---------             --------        ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase I              $4,018,470             $.010980            $ 35,363

Plainview Point Office
Center Phases I and II       3,442,293              .011180              18,051

The Willows of
Plainview Phase I            7,359,299              .011180              50,810

Property Owned in Joint
Venture with NTS-
Properties V
------------

The Willows of
Plainview Phase II           7,893,189              .011180              58,069

Properties Owned in
Joint Venture with NTS-
Properties VI
-------------

Golf Brook Apartments       16,100,810              .018637             259,677

Plainview Point III
Office Center                4,193,863              .011180              34,849

Property Owned in Joint
Venture with NTS-
Properties VII and NTS-
Properties Plus Ltd.
-------------------

Blankenbaker Business
Center 1A                    7,356,545              .010980              56,914

Properties Owned
Through Lakeshore/
University II Joint
Venture (L/U II Joint
Venture)
-------

Lakeshore Business
Center Phase I              10,133,167              .026789             176,642

Lakeshore Business
Center Phase II             12,204,414              .026789             140,432

University Business
Center Phase II              7,104,723              .020011             107,161

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

-------------------

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2028.

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 1997.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1997 is $5,100,000 ($3,193,000 and $1,907,000). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1997 is $514,079 ($321,854 and $192,225). Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, the loans will have been repaid based on the current rate of amortization. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financing.

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

----------------------------------------

contingent  liabilities  and  future  expenses  of the Joint  Venture  Property.
Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 10% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1997.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The original borrowings obtained by the Partnership for Golf Brook Apartments were used to fund a portion of the Partnership's contribution to the Joint Venture. The current mortgage payable of $9,000,000 is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. At maturity, the loan will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 4% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 30, 2026.

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1997.

The office center is not encumbered by any outstanding mortgages as of December 31, 1997.

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

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 5% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 1997 was $3,869,108. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1997 was $1,163,828. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Service Bureau, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an

----------------------------------------

additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS- Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, Prudential occupied 100% of the business center. No future contributions are anticipated as of December 31, 1997.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 30% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS- Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

----------------------------------------

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

              Loan Balance
              at 12/31/97           Encumbered Property
              -----------           -------------------

               $5,606,774           Lakeshore Business Center Phase II
               $5,374,127           University Business Center Phase II
               $5,211,275           Lakeshore Business Center Phase I

----------------------------------------

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 was $2,890,304 ($1,000,809, $959,282 and $930,213). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 18% at December 31, 1997.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1997.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located, except for, in the vicinity of Golf Brook Apartments, there are 726 apartment units currently under construction which are scheduled to be completed during 1998. At this time it is unknown the effect these new units will have on occupancy at Golf Brook Apartments. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates IV, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates IV. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of

------------------------------------

leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $208,837 for the year ended December 31, 1997. $138,351 was received from commercial properties and $70,486 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the General Partner of the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly. NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

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

Item 3.  Legal Proceedings
         -----------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.    Market for Registrant's Limited Partnership Interests and Related
           -----------------------------------------------------------------
           Partner Matters
           ---------------

There is no established trading market for the limited partnership interests. The Partnership had 2,385 limited partners as of March 6, 1998. Cash distributions and allocations of income and loss are made as described in Note 1C to the Partnership's 1997 financial statements.

Annual distributions totaling $8.00 (1996) and $37.00 (1995) were paid per limited partnership unit. 1995 distributions include a $25 per unit special distribution from the Partnership's cash reserves. No distribution was made during 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the General Partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                           1997           1996          1995
                        ----------     ----------     -------

     First quarter       $  --          $ 3.00        $28.00
     Second quarter         --            3.00          3.00
     Third quarter          --            2.00          3.00
     Fourth quarter         --             --           3.00
                          ------         ------        -----

                         $  --          $ 8.00        $37.00
                          ======         ======        =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.


                           Cash
                          Net Loss            Distributions         Return of
                          Allocated              Declared            Capital
                          ---------              --------            -------

Limited Partners:
       1997              $ (48,560)            $    --           $     --
       1996                (45,719)               222,842            222,842
       1995               (422,220)             1,100,565          1,100,565

General Partner:
       1997              $    (490)            $    --           $     --
       1996                   (462)                 2,251              2,251
       1995                 (4,265)                11,117             11,117


Item 6.  Selected Financial Data
         -----------------------

Years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                    1997            1996            1995            1994            1993
                                                ------------    ------------    ------------    ------------    ------------

Rental and other income                         $  3,708,597    $  3,577,554    $  3,285,430    $  2,595,299    $  2,184,317
Total expenses                                    (3,680,643)     (3,610,839)     (3,711,915)     (2,901,514)     (2,448,865)
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) before
 extraordinary item                                   27,954         (33,285)       (426,485)       (306,215)       (264,548)
Extraordinary item                                   (77,004)        (12,896)          --              --              --
                                                ------------    ------------    ------------    ------------    ------------

Net loss                                        $    (49,050)   $    (46,181)   $   (426,485)   $   (306,215)   $   (264,548)
                                                ============    ============    ============    ============    ============

Net loss allocated to:
 General Partner                                $       (490)   $       (462)   $     (4,265)   $     (3,062)   $     (2,645)
 Limited partners                               $    (48,560)   $    (45,719)   $   (422,220)   $   (303,153)   $   (261,903)

Net loss per limited
 partnership unit                               $      (1.82)   $      (1.63)   $     (14.19)   $     (10.19)   $      (8.80)

Weighted average number
 of limited partnership
 units                                                26,708          28,012          29,745          29,745          29,745

Cumulative net income
 (loss)allocated to:
  General Partner                               $      2,916    $      3,406    $      3,868    $      8,133    $     11,195
  Limited partners                              $    288,540    $    337,100    $    382,819    $    805,039    $  1,108,192

Cumulative taxable income (loss)allocated to:
  General Partner                               $    (24,092)   $    (24,618)   $    (24,486)   $    (20,830)   $    (14,278)
  Limited partners                              $ (2,385,433)   $ (2,437,521)   $ (2,424,353)   $ (2,062,388)   $ (1,413,707)

Distributions declared:
 General Partner                                $       --      $      2,251    $     11,117    $      3,479    $      3,438
 Limited partners                               $       --      $    222,842    $  1,100,565    $    344,447    $    340,282

Cumulative distributions
 declared to:
  General Partner                               $    218,253    $    218,253    $    216,002    $    204,885    $    201,406
  Limited partners                              $ 21,607,636    $ 21,607,636    $ 21,384,794    $ 20,284,229    $ 19,939,782

At year end:
Land, buildings and
 amenities, net                                 $ 13,023,781    $ 13,801,251    $ 14,617,818    $ 11,974,200    $  9,808,367

Total assets                                    $ 14,812,308    $ 15,406,286    $ 16,645,788    $ 15,483,541    $ 15,242,567

Mortgages and notes
 payable                                        $ 10,706,802    $ 11,236,625    $ 11,592,641    $  8,895,313    $  8,132,325

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

Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                   Percentage
                                  Ownership at
                                     12/31/97       1997        1996       1995
                                   ------------     ----        ----       ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center           100%          87%         86%        86%
Phase I

Plainview Point Office Center          100%          73%         88%        85%
Phases I and II

The Willows of Plainview Phase I       100%          92%         89%        91%

Properties Owned in Joint Venture
with NTS-Properties V
---------------------------------

The Willows of Plainview Phase II       10%          90%         92%        94%

Lakeshore Business Center Phase I                                           See
(See L/U II Joint Venture below)        N/A          N/A         N/A       below
                                                                            (1)
Properties Owned in Joint Venture
with NTS-Properties VI
---------------------------------

Golf Brook Apartments                    4%          96%         97%        91%

Plainview Point III Office Center        5%          96%         91%        91%

Property Owned in Joint Venture
with NTS-Properties VII, Ltd. and
NTS-Properties Plus Ltd.
---------------------------------

Blankenbaker Business Center 1A         30%         100%        100%       100%

Properties Owned Through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I       18%          96%         92%        92%

Lakeshore Business Center Phase II      18%         100%         89%        72%

University Business Center              18%          99%         99%        95%
Phase II


(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. See below for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                            Percentage
                             Ownership
                           at 12/31/97      1997           1996         1995
                           -----------  -----------    -----------    --------

Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase I                 100%     $  657,888     $  684,996   $  618,041

Plainview Point Office
Center Phases I and II         100%     $  571,950     $  544,023   $  462,855

The Willows of Plainview
Phase I                        100%     $1,231,150     $1,108,767   $1,043,360

Properties Owned in Joint
Venture with NTS-
Properties V
-------------------------

The Willows of Plainview
Phase II                        10%     $  137,881     $  123,547   $  115,380

Lakeshore Business Center
Phase I (See L/U II Joint                                           $   14,282
Venture below)                  N/A          N/A            N/A          (1)

Properties Owned in Joint
Venture with NTS-
Properties VI
-------------------------

Golf Brook Apartments            4%     $  113,578     $  115,828   $  112,549

Plainview Point III
Office Center                    5%     $   38,512     $   38,079   $   22,351

Property Owned in Joint
Venture with NTS-
Properties VII, Ltd. And
NTS-Properties Plus Ltd.
------------------------

Blankenbaker Business
Center 1A                       30%     $  277,713     $  277,578   $  275,378

                              (Continued next page)

Revenues shown in the table above and below for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in Lakeshore Business Center Phase I changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below. See below for a discussion regarding this change.

---------------------------------


                            Percentage
                            Ownership
                           at 12/31/97       1997           1996         1995
                           -----------   -----------    -----------  --------

Properties Owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
------------------------

Lakeshore Business Center
Phase I                         18%      $  253,826     $  237,375   $  191,785

Lakeshore Business Center
Phase II                        18%      $  251,910     $  207,357   $  192,167

University Business
Center Phase II                 18%      $  148,536     $  215,922   $  198,064


As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1996, on January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

---------------------------------

a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

The 1% increase in year-ending occupancy at Commonwealth Business Center Phase I can be attributed to four new leases totaling approximately 7,500 square feet. Included in the total are two expansions of approximately 5,000 square feet by existing tenants. Partially offsetting the new leases are two tenant move-outs of approximately 7,200 square feet. One tenant vacated at the end of the lease term (4,000 square feet) and one tenant vacated the premises prior to the end of the lease term due to a downsizing decision by the tenant's parent company (3,200 square feet). The tenant paid the Partnership a lease termination fee of $6,300 in the fourth quarter of 1996 (recorded as rental income). There was no accrued income connected with this lease. Average occupancy decreased from 91% in 1996 to 85% in 1997. Rental and other income at Commonwealth Business Center Phase I decreased from 1996 to 1997 primarily as a result of the decrease in average occupancy.

Year-ending occupancy at Commonwealth Business Center Phase I remained constant at 86% from 1995 to 1996. During 1996, there was one new lease for a total of 3,600 square feet and an expansion of approximately 1,600 square feet by an existing tenant. Offsetting the new lease and expansion is one tenant move-out at the end of the lease term of approximately 5,500 square feet. Average occupancy increased from 81% in 1995 to 91% in 1996. Rental and other income at Commonwealth Business Center Phase I increased from 1995 to 1996 as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 15% decrease in year-ending occupancy at Plainview Point Office Center Phases I and II from 1996 to 1997 can be attributed to four tenant move-outs at the end of the lease terms totaling approximately 9,500 square feet. Partially offsetting the move-outs is one new lease of approximately 1,100 square feet. Average occupancy at Plainview Point Office Center Phases I and II decreased from 86% in 1996 to 83% in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Plainview Point Office Center Phases I and II increased from 1996 to 1997 primarily as a result of an increase in common area expense reimbursements. Leases at Plainview Point Office Center Phases I and II provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

As of December 31, 1997, Plainview Point Office Center Phases I and II has approximately 8,400 square feet of additional office space leased to an existing tenant which currently occupies approximately 20,000 square feet (or 36%) of the building's total rentable area. The expansion is scheduled to occur in two phases. The tenant took occupancy of the first phase, approximately 2,000 square feet, during the first quarter of 1998. With the first phase of the expansion, the office center's occupancy has improved to 76%. The second phase of the expansion, approximately 6,400 square feet, is scheduled to occur during the fourth quarter of 1999. See the Liquidity and Capital Resources section of this item for the tenant finish commitment related to this lease.

The 3% increase in year-ending occupancy at Plainview Point Office Center Phases I and II from 1995 to 1996 can be attributed to two new leases totaling approximately 1,700 square feet. Included in this total is an expansion of approximately 1,000 square feet by an existing tenant. There

---------------------------------

were no tenant move-outs during 1996. Average occupancy at Plainview Point Office Center Phases I and II has increased from 77% in 1995 to 86% in 1996. Rental and other income at Plainview Point Office Center Phases I and II increased in 1996 as compared to 1995 as a result of the increase in average occupancy and an increase in rental rates.

Year-ending  occupancy  at The Willows of Plainview  Phase I increased  from 89%
(1996) to 92% (1997). Average occupancy increased from 89% (1996) to 93% (1997).
Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire year's results. The increase in rental and other income at The Willow of Plainview Phase I from 1996 to 1997 is primarily due to the increase in average occupancy.

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

Year-ending  occupancy at The Willows of Plainview  Phase II decreased  from 92%
(1996) to 90%  (1997) and  average  occupancy  decreased  from 95% (1996) to 91%
(1997). The increase in rental and other income at The Willows of Plainview Phase II is due primarily to an increase in income from fullyfurnished units. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

The Willows of Plainview  Phase II's  year-ending  occupancy  decreased from 94%
(1995) to 92%  (1996) and  average  occupancy  increased  from 92% (1995) to 95%
(1996). The increase in rental and other income from 1995 to 1996 is a result of the increase in average occupancy, an increase in rental rates and an increase in income from fully-furnished units.

Year-ending  occupancy at Golf Brook Apartments decreased from 97% (1996) to 96%
(1997). Average occupancy decreased from 94% (1996) to 93% (1997). Golf Brook Apartments' year-ending occupancy increased 6% from 1995 to 1996 while average occupancy remained constant at 94% in 1995 and 1996. The change in rental and other income at Golf Brook Apartments from 1996 to 1997 and from 1995 to 1996 is not significant.

The 5% increase in year-ending occupancy at Plainview Point III Office Center from 1996 to 1997 can be attributed to one new lease of approximately 4,800 square feet. Partially offsetting the new lease is the downsizing of an existing tenant of approximately 1,600 square feet. Average occupancy decreased from 93%
(1996) to 90% (1997). Rental and other income remained fairly constant at Plainview Point III Office Center from 1996 to 1997.

Year-ending occupancy at Plainview Point III Office Center remained constant (91%) from 1995 to 1996. Two tenants expanded existing space for a total of approximately 2,500 square feet and one tenant occupying 2,500 square feet vacated at the end of the lease term. Average occupancy increased from 55%
(1995) to 93% (1996). Rental and other income increased at Plainview Point III Office Center from 1995 to 1996 as a result of the increase in average occupancy.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A from 1996 to 1997 and from 1995 to 1996 was not significant.

The 4% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1996 to 1997 can be attributed to four new leases totaling approximately 6,400 square feet and an expansion by a current tenant of its existing space totaling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term - one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $7,000 of which the Partnership's proportionate share is $1,300 or 18%), one due to a decision by management to allow a tenant to terminate its lease early to accommodate a new long term tenant (1,900 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share is $900 or 18%), and one due to a decision by management to allow a tenant to terminate its lease early at Lakeshore Business Center Phase I (1,300 square feet) and move into increased square footage at Lakeshore Business Center Phase II in order to accommodate the tenant's needs. There was no accrued income connected with these leases. Also partially offsetting the new leases is a reduction of 466 square feet by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase I decreased from 97% in 1996 to 96% in 1997. Rental and other income increased from 1996 to 1997 primarily as a result of an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totaling approximately 10,600 square feet, including approximately 3,400 square feet in expansions by two current tenants, are offset by five tenant move-outs totaling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 84% in 1995 to 97% in 1996. Rental and other income increased from 1995 to 1996 as a result of the increase in average occupancy.

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 89%
(1996) to 100% (1997) as a result of five new leases totaling approximately 16,000 square feet which includes an approximately 1,800 square foot expansion by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997). The increase in rental and other income at Lakeshore Business Center Phase II from 1996 to 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements.

---------------------------------

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 72%
(1995) to 89% (1996) as a result of five new leases totaling approximately 19,200 square feet which includes approximately 7,000 square feet in expansions by two current tenants. Partially offsetting the new leases and expansions is one tenant move-out, totaling 2,800 square feet vacating prior to the end of the lease term but continuing to pay rent through the end of the lease term (August
1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant from 1995 to 1996 despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in previous filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than 1995 and 1996 market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center II, however, increased in 1996 as compared to 1995. This is due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase II as a result of the formation of the Lakeshore/University Joint Venture (L/U II Joint Venture) on January 23, 1995. (See above for a discussion regarding the Joint Venture.)

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing the majority of its leased space, occupancy has decreased to 99% at December 31, 1997 and 1996 to 95% at December 31, 1995. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for further discussion of Crosby and its leased space. Rental and other income at University Business Center Phase II decreased from 1996 to 1997 due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement including and subsequent to January 1997. Although the Joint Venture does not presently have lease agreements(except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants have been made directly to the Joint Venture, which are substantially less than what Crosby owed. During 1997, the Joint Venture recognized income to the extent of what was collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $13,000 or 18%.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II increased from 1995 to 1996. This is due to the fact that the Partnership acquired an interest in University Business Center Phase II as a result of the formation of the L/U II Joint Venture on January 23, 1995. (See above for a discussion of the Joint Venture). Overall, rental and other income at University Business Center Phase II remained fairly constant in 1996 as compared to 1995.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996 or 1995. During 1997, $300,000 was collected from Philip Crosby Associates, Inc., a former tenant at University Business Center Phase II. The Partnership's proportionate share was $54,000 or 18%.
See below for a further discussion of this matter.

---------------------------------

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

Interest and other income includes income from investments made by the partnership with cash reserves. Interest income increased from 1996 to 1997 as a result of an increase in cash reserves available for investment. The increase in other income from 1996 to 1997 is a result of an insurance claim reimbursement for roof damage exceeding the cost to repair the roof at The Willows of Plainview Phases I and II. Interest and other income decreased from 1995 to 1996 as a result of a decrease in cash reserves available for investment.

The increase in operating expenses from 1996 to 1997 is due primarily to increased landscaping costs and legal expenses at the Partnership's commercial properties, increased exterior building renovations at Blankenbaker Business Center 1A and increased advertising expenses at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses at Golf Brook Apartments from 1996 to 1997.

The increase in operating expenses from 1995 to 1996 is due partially to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (see discussion above). The increase in operating expenses is also due to increased utility costs, increased general building maintenance costs and increased legal expenses at the Partnership's commercial properties. There were no significant fluctuations in operating expenses at the Partnership's residential properties.

The increase in operating expenses-affiliated from 1996 to 1997 is due primarily to increased property management costs at the Partnership's commercial properties and at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses-affiliated at Golf Brook Apartments from 1996 to 1997. Operating expenses-affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses-affiliated decreased in 1996 as compared to 1995 primarily as a result of decreased leasing and property management costs at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and Blankenbaker Business Center 1A. Partially offsetting the decrease in operating expenses -affiliated is the Partnership's acquisition of an interest in the L/U II Joint Venture in January 1995 (see discussion above). There were no significant fluctuations in operating expenses- affiliated at the Partnership's residential properties in 1996 as compared to 1995.

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

The 1997 write-off of unamortized loan costs (treated as an extraordinary item) relates to loan costs associated with The Willows of Plainview Phases I and II mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003). See the Liquidity and Capital Resources section of this item for further discussion.

---------------------------------

The 1996 write-off of unamortized loan costs relates to loan costs associated with the L/U II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

The change in amortization of capitalized leasing costs from 1996 to 1997 is not significant. The decrease in amortization of capitalized leasing costs from 1995 to 1996 is due primarily to costs capitalized during the initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

The decrease in interest expense from 1996 to 1997 is due primarily to a lower interest rate on the permanent financing obtained by the L/U II Joint Venture in July 1996 (8.125% compared to a rate of 10.6% on the previous debt). The decrease is also due to continued principal payments on the mortgages payable by the Partnership and its Joint Venture properties.

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

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense. The increase in management fee expense in 1996 as compared to 1995 is also attributed to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed above).

The change in real estate taxes from 1996 to 1997 is not significant. The increase in real estate taxes from 1995 to 1996 is primarily due to the Partnership acquiring an interest in the L/U II Joint Venture in January 1995 (discussed above). There were no significant fluctuations at the Partnership's other properties from 1995 to 1996.

The increase in professional and administrative expenses from 1996 to 1997 is due to an increase in outside legal fees. The decrease in professional and administrative expenses from 1995 to 1996 is due mainly to a decrease in outside legal fees and litigation settlement expenses. The litigation originally instituted by an investor in the Partnership against her investment advisor and involving claims between the investment advisor and the Partnership, its General Partner and NTS-Properties V, an affiliate of the General Partner of the Partnership, and its General Partner was settled during 1995. At a settlement conference before the Court (U.S.D.C., S.D. NY), the parties agreed on a confidential basis to settle the litigation, and any and all other claims of the Third-Party Plaintiffs in exchange for the payment by the Partnership and NTS-Properties V of certain monies, without the admission of fault or wrong doing.

The decrease in professional and administrative expenses-affiliated from 1996 to 1997 is due mainly to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in professional and administrative expenses-affiliated from 1995 to 1996 is due mainly to increased salary costs.

---------------------------------

The change in depreciation and amortization expense from 1996 to 1997 and from 1995 to 1996 was not significant. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,600,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $1,176,545 (1997),  $936,169 (1996) and $815,327
(1995). These funds, in conjunction with cash on hand, were used to make a 1.05% (annualized) distribution of $225,093 (1996) and a 4.8% (annualized) distribution of $1,111,682 (1995). The distribution made during the three months ended March 31, 1995 included a special $751,136 distribution made from the Partnership's cash reserves. The Partnership does not anticipate making another special distribution in the near term. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the General Partners received 1% of these distributions. No distributions were made during the year ended December 31, 1997 or the quarter ended December 31, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $698,481, $346,479, and $681,197 at December 31, 1997, 1996 and 1995, respectively.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totaling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1997 were $5,606,774, $5,374,127 and $5,211,275, respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 was $1,000,809, $959,282 and $930,213, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16,800,000 which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $3,000,000 or 18%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

On December 21, 1997, the Partnership obtained two mortgage loans from an insurance company totaling $3,900,000 ($1,998,000 and $1,902,000). The outstanding balances of the loans at December 31, 1997 were $1,998,000 and $1,902,000, respectively, for a total of $3,900,000. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by The Willows of Plainview Phase I. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Partnership's mortgages payable of approximately $3,876,000 which bore interest at a fixed rate of 7% and to fund loan closing costs. The notes which were paid off had a maturity date of December 5, 2003.

-------------------------------------------

On December 21, 1997, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, obtained two mortgage loans from an insurance company totaling $5,100,000 ($3,193,000 and $1,907,000). The outstanding balances of the loans at December 31, 1997 were $3,193,000 and $1,907,000, respectively, for a total of $5,100,000. The Partnership's proportionate interest in the loans at December 31, 1997 was $321,854 and $192,225, respectively, for a total of $514,079. The mortgages bear interest at a fixed rate of 7.2% , are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the property's mortgages payable of approximately $5,070,000 which bore interest at a fixed rate of 7.5% and to fund loan closing costs. The Partnership's proportionate interest in the notes which were paid off was approximately $510,000 or 10%. The notes which were paid off had a maturity date of December 5, 2003.

As of December 31, 1997, the Partnership has a mortgage payable with an insurance company in the amount of $2,238,591. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1997, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,869,108. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1997 is $1,163,828. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows used in investing activities in 1995 also include cash which was escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by L/U II Joint Venture. Cash flows provided by investing activities were the result of a release of the escrowed funds and from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent an increase in mortgages payable. The 1995 capital contribution to a joint venture represents the Partnership's capital contribution to the L/U II Joint Venture net of the Partnership's proportionate interest in the joint venture's capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

-------------------------------------------

The Partnership does not expect any material changes in the mix and relative cost of capital resources except for interest and principal payments required by the debt financings obtained by the Partnership and The Willows of Plainview Phase II Joint Venture on December 21, 1997 (see discussion above) and renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.

                                                    Cash           Return
                                 Net Loss       Distributions        of
                                 Allocated        Declared         Capital
                                 ---------        --------         -------

          Limited Partners:

                  1997          $  (48,560)    $     --         $     --
                  1996             (45,719)        222,842         222,842
                  1995            (422,220)      1,100,565       1,100,565

          General Partner:

                  1997          $     (490)    $     --         $     --
                  1996                (462)          2,251           2,251
                  1995              (4,265)         11,117          11,117

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $54,000 or 18%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

-------------------------------------------

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

As of December 31, 1997, the Partnership had a commitment for approximately $42,500 of tenant finish improvements at Plainview Point Office Center Phases I and II. The commitment is the result of a two-phase expansion by a current tenant which increases the tenant's current leased space by approximately 2,000 square feet in the first phase and by approximately 6,400 square feet in the second phase. The portion of the commitment relating to the first phase of the expansion is approximately $13,000 and was completed during the first quarter of 1998. The commitment for the second phase of the expansion is approximately $30,000 and is expected to occur during the fourth quarter of 1999. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1997.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1998 or obtain new tenants are unknown.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a world wide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1997 was immaterial.

-------------------------------------------

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

On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. Through December 31, 1997, 3,056 Units have been repurchased for $458,400. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

Due to uncertainties involving the Crosby lease as discussed above, the Partnership has taken the following actions. On January 10, 1997, the repurchase of limited partnership Units was interrupted. Second, effective December 30, 1996, distributions were indefinitely suspended.

A conditional settlement was reached at a court ordered mediation conference with Crosby, its parent company, and the Joint Venture. The Joint Venture accepted the settlement terms and their parent company has paid a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates (see above for a further discussion of the Crosby settlement).

On November 7, 1997, the Partnership elected to fund an additional amount of $45,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 300 Units at a currently contemplated price of $150 per Unit. The Partnership has notified the Limited Partners of the additional funding to the Repurchase Reserve and this opportunity to request that the Partnership repurchase Units at the established price by letter dated November 7, 1997.

Subsequent to December 31, 1997, the Partnership elected to fund an additional amount of $60,000 to its Interest Repurchase Reserve. With this funding, the partnership will be able to repurchase up to 400 additional Units at a price of $150 per Unit. The first units to be repurchased will be those previously submitted and not repurchased with the earlier Interest Repurchase Reserve fundings to the extent that those unit holders reconfirm their desire to sell their Units. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the remaining balance of the current fundings, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are handled by an on-site leasing agent, an employee of NTS

-------------------------------------------

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1997 in the asset held for sale is $297,251. The Joint Venture continues to actively market the land for sale. In management's opinion, the net book value approximates the fair market value less cost to sell.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial positions. The
University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which

-------------------------------------------

the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties IV,

We have audited the accompanying balance sheets of NTS-Properties IV, (a Kentucky limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 66 through 69 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998



                                NTS-PROPERTIES IV

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996


                                                        1997             1996
                                                     -----------     -----------
ASSETS

Cash and equivalents                                 $   276,145     $   346,479
Cash and equivalents - restricted                        108,724          68,193
Investment securities                                    422,336           --
Accounts receivable, net of allowance
 for doubtful accounts of $0 (1997)and
 $7,551 (1996)                                           243,134         347,133
Land, buildings and amenities, net                    13,023,781      13,801,251
Asset held for sale                                      297,251         297,251
Other assets                                             440,937         545,979
                                                     -----------     -----------

                                                     $14,812,308     $15,406,286
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $10,706,802     $11,236,625
Accounts payable - operations                            113,724         136,332
Accounts payable - construction                            8,694           5,831
Security deposits                                         83,390          83,911
Other Liabilities                                         65,473          26,412
                                                     -----------     -----------

                                                      10,978,083      11,489,111

Commitments and Contingencies

Partners' equity                                       3,834,225       3,917,175
                                                     -----------     -----------

                                                     $14,812,308     $15,406,286
                                                     ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997           1996            1995
                                                      ------------   -----------     -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $0(1997 and 1996)
  and $12,018 (1995)                                   $ 3,616,883   $ 3,544,153     $ 3,231,420
 Interest and other income                                  91,714        33,401          54,010
                                                       -----------   -----------     -----------

                                                         3,708,597     3,577,554       3,285,430
Expenses:
 Operating expenses                                        813,091       662,463         604,846
 Operating expenses - affiliated                           398,950       371,856         395,570
 Write-off of unamortized tenant
  and building improvements                                   --           6,871          31,636
 Write-off of unamortized loan costs                          --            --              --
 Amortization of capitalized leasing
  costs                                                     20,951        20,908          26,645
 Interest expense                                          855,488       940,941         979,241
 Management fees                                           208,837       204,165         186,176
 Real estate taxes                                         224,345       220,956         215,165
 Professional and administrative
  expenses                                                 102,345        94,799         203,990
 Professional and administrative
  expenses - affiliated                                    150,715       171,778         138,737
 Depreciation and amortization                             905,921       916,102         929,909
                                                       -----------   -----------     -----------

                                                         3,680,643     3,610,839       3,711,915
                                                       -----------   -----------     -----------

Income (loss) before extraordinary item                     27,954       (33,285)       (426,485)
Extraordinary item - write-off of
  unamortized loan costs                                   (77,004)      (12,896)           --
                                                       -----------   -----------     -----------

Net loss                                               $   (49,050)  $   (46,181)    $  (426,485)
                                                       ===========   ===========     ===========

Net income (loss) allocated to the limited partners:
  Income (loss) before extraordinary item              $    27,674   $   (32,952)    $  (422,220)

  Extraordinary item                                       (76,234)      (12,767)           --
                                                       -----------   -----------     -----------

  Net income (loss)                                    $   (48,560)  $   (45,719)    $  (422,220)
                                                       ===========   ===========     ===========

Net income (loss) per limited partnership Unit:
  Income (loss) before extraordinary item              $      1.03   $     (1.18)    $    (14.19)

  Extraordinary item                                         (2.85)         (.45)           --
                                                       -----------   -----------     -----------

Net loss per limited partnership Unit                  $     (1.82)  $     (1.63)    $    (14.19)
                                                       ===========   ===========     ===========

Weighted average number of limited
 partnership units                                          26,708        28,012          29,745
                                                       ===========   ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES IV

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       Limite         General
                                      Partners       Partners         Total
                                     -----------    -----------    -----------

Balances at December 31, 1994        $ 6,347,869    $  (196,753)   $ 6,151,116

 Net loss                               (422,220)        (4,265)      (426,485)

 Distributions declared               (1,100,565)       (11,117)    (1,111,682)
                                     -----------    -----------    -----------

Balances at December 31, 1995          4,825,084       (212,135)     4,612,949

 Net loss                                (45,719)          (462)       (46,181)

 Distributions declared                 (222,842)        (2,251)      (225,093)

 Repurchase of limited partnership
  Units                                 (424,500)            --       (424,500)
                                     -----------    -----------    -----------

Balances at December 31, 1996          4,132,023       (214,848)     3,917,175

 Net loss                                (48,560)          (490)       (49,050)

 Repurchase of limited partnership
  Units                                  (33,900)            --        (33,900)
                                     -----------    -----------    -----------

Balances at December 31, 1997        $ 4,049,563    $  (215,338)   $ 3,834,225
                                     ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997           1996            1995
                                                ------------   ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $   (49,050)   $   (46,181)   $  (426,485)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Accrued interest on investment securities           (3,877)         3,642         (3,642)
  Provision for doubtful accounts                       --             --           12,018
  Write-off of unamortized tenant and building
   improvements                                         --            6,871         31,636
  Write-off of unamortized loan costs                 77,004         12,896           --
  Amortization of capitalized leasing costs           20,951         20,908         26,645
  Depreciation and amortization                      905,921        916,102        929,909
  Changes in assets and liabilities:
   Cash and equivalents - restricted                   4,719         (8,834)       (22,993)
   Accounts receivable                               103,999         84,639        260,173
   Other assets                                      100,947         13,366          5,821
   Accounts payable - operations                     (22,608)       (76,265)        80,942
   Security deposits                                    (521)           (84)         2,644
   Other liabilities                                  39,060          9,109        (81,341)
                                                 -----------    -----------    -----------

  Net cash provided by operating activities        1,176,545        936,169        815,327
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities           (99,261)      (108,563)      (433,655)
Decrease (increase) in cash and equivalents -
 restricted                                             --            2,450         (2,450)
Purchase of investment securities                   (799,777)          --         (698,227)
Maturity of investment securities                    381,318        400,945        297,282
                                                 -----------    -----------    -----------

  Net cash provided by (used in) investing
   activities                                       (517,720)       294,832       (837,050)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                      4,414,080      3,105,900           --
Principal payments on mortgages and notes
 payable                                          (4,943,902)    (3,461,916)      (354,010)
Capital contribution to a joint venture                 --             --         (616,125)
Cash distributions                                      --         (315,228)    (1,111,683)
Additions to loan costs                             (120,187)       (64,888)       (25,823)
Repurchase of limited partnership Units              (33,900)      (424,500)          --
Increase in cash and equivalents - restricted        (45,250)          (500)          --
                                                 -----------    -----------    -----------

  Net cash used in financing activities             (729,159)    (1,161,132)    (2,107,641)
                                                 -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                       (70,334)        69,869     (2,129,364)

CASH AND EQUIVALENTS, beginning of year              346,479        276,610      2,405,974
                                                 -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year                $   276,145    $   346,479    $   276,610
                                                 ===========    ===========    ===========

Interest paid on a cash basis                    $   876,871    $   950,760    $   978,622
                                                 ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - Commonwealth Business Center Phase I, a business center with approximately 57,000 net rentable ground floor square feet and approximately 24,000 net rentable mezzanine square feet in Louisville, Kentucky.

             -  Plainview  Point Office Center Phases I and II, an office center
                with   approximately   56,000  net   rentable   square  feet  in
                Louisville, Kentucky.

             - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky.

             - A 10% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky.

             - A 4% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida.

             - A 5% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

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

             Net Cash Proceeds, as defined in the partnership agreement, which are available for distribution will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received distributions from all sources equal to their Original Capital plus the amount of any deficiency in their 8% Cumulative Distribution as defined in the partnership agreement; and 2) the remainder, 75% to the limited partners and 25% to the General Partner. Net income (loss) is to be allocated 99% to the limited partners and 1% to the General Partner.

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





                           (Notes continued next page)

       -------------------------------------------

       D)    Tax Status - Continued
             ----------------------

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                              1997          1996         1995
                                           ----------    ----------   ----------
             Net loss                      $ (49,050)    $ (46,181)   $(426,485)
             Items handled differently
              for tax purposes:
                Depreciation and
                 amortization                 (1,014)      (18,531)     (18,448)
                Capitalized leasing
                 costs                           237           111        6,635
                Rental income                138,433        75,494       73,129
                Write-off of unamortized
                 tenant improvements         (28,620)      (15,890)     (12,556)
                Allowance for doubtful
                 accounts                     (7,372)       (8,303)      12,104
                                           ---------     ---------     --------

             Taxable income (loss)         $  52,614     $ (13,300)   $(365,621)
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

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues and expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

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

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997, 1996 and 1995 the Partnership sold no investment securities.

             The following provides details regarding the investments held at December 31, 1997:


                                            Amortized   Maturity     Value at
                   Type                        Cost       Date       Maturity
                   ----                       ------     ------      --------
               Certificate of deposit        $101,627   01/30/98     $102,052
               Certificate of deposit         120,091   02/27/98      121,081
               Certificate of deposit         100,467   03/31/98      101,808
               Certificate of deposit         100,151   04/03/98      101,537
                                              -------                 -------
                                             $422,336                $426,478
                                              =======                 =======

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1996.

     I)      Basis of Property and Depreciation
             ----------------------------------

             Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 5-30 years for amenities.

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the years ended December 31, 1997 and 1996 did not result in an impairment loss.

     J)      Rental Income and Capitalized Leasing Costs

             Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $164,608 and $264,019 at December 31, 1997 and 1996, respectively.

       -------------------------------------------

       J)    Rental Income and Capitalized Leasing Costs - Continued
             -------------------------------------------------------

             All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five year period.

       K)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

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

       On May 24, 1996, the Partnership elected to fund an additional amount of $277,620 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 1,850 Units at a price of $150 per Unit. Through December 31, 1997, 3,056 Units have been repurchased for $458,400. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

       Due to uncertainties involving the Crosby lease as discussed in Note 10, Commitments and Contingencies, the Partnership interrupted the repurchase of limited partnership Units, effective January 10, 1997.

       On November 7, 1997, the Partnership elected to fund an additional amount of $45,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 300 Units at

       ---------------------------------------

       a currently contemplated price of $150 per Unit. The Partnership notified the Limited Partners of the additional funding to the Repurchase Reserve and this opportunity to request that the Partnership repurchase Units at the established price by letter dated November 7, 1997.

       For additional information regarding the Interest Repurchase Reserve, see
       Note 11, Subsequent Events.

4.     Investment in Joint Ventures
       ----------------------------

       A)    NTS/Willows Phase II Joint Venture
             ----------------------------------

             In 1984, the Partnership entered into a joint venture agreement with NTS-Properties V, an affiliate of the General Partner of the Partnership, to develop and construct a 144-unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 10% at December 31, 1997. The Partnership's share of the joint venture's net operating income was $2,450 (1997), $6,623 (1996) and $4,233 (1995).

       B)    NTS Ft. Lauderdale Office Joint Venture
             ---------------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties V to develop an approximately 103,000 square-foot commercial business center known as Lakeshore Business Center Phase I, located in Fort Lauderdale, Florida. The Partnership contributed land valued at $1,752,982 and NTS-Properties V contributed approximately $9,170,000, the cost of constructing and leasing the building. The net income or net loss was allocated each calendar quarter based on the respective partnership's contribution. The Partnership's share of the joint venture's net operating income was $2,085 (1995).

             On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to Note 4F for a further discussion of the new joint venture.

       C)    NTS Sabal Golf Villas Joint Venture
             -----------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties VI, an affiliate of the General Partner of the Partnership, to develop and construct a 158-unit luxury apartment complex on a 13.15-acre site in Orlando, Florida to be known as the Golf Brook Apartments Phase I. The Partnership contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069-acre site adjacent to Golf Brook Apartments Phase I. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the complexes. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to the bank.

       ----------------------------------------

       C)    NTS Sabal Golf Villas Joint Venture - Continued
             -----------------------------------------------

             Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 4% at December 31, 1997. The Partnership's share of the joint venture's net operating income was $39,930 (1997), $42,329 (1996) and $43,768 (1995).

       D)    Plainview Point III Joint Venture
             ---------------------------------

             In 1987, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky to be known as Plainview Point Phase III Office Center. The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank.

             Net income or net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 5% at December 31, 1997. The Partnership's share of the joint venture's net operating income
             (loss) was ($3,511) (1997), $(1,668) (1996) and $648 (1995).

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

             The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1,400,000.

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

             Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's ownership share was 30% at December 31, 1997. The Partnership's share of the joint venture's net operating loss was $51,817 (1997), $46,438 (1996) and $60,080 (1995).

       F)    Lakeshore/University II Joint Venture
             -------------------------------------

             On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

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

             Lakeshore Business Center            NTS-Properties Plus Ltd.
             Phase II (-$1,023,535)

             Undeveloped land adjacent to the     NTS-Properties Plus Ltd.
             Lakeshore Business Center
             development (3.8 acres)(-$670,709)

             Undeveloped land adjacent to the     NTS/Fort Lauderdale, Ltd.
             Lakeshore Business Center
             development (2.4 acres)($27,104)

             University Business Center           NTS-Properties V and NTS-
             Phase II ($953,236)                  Properties Plus Ltd.

             Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages were recorded on Lakeshore

       ----------------------------------------

       F)    Lakeshore/University II Joint Venture - Continued
             -------------------------------------------------

             Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University
             Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 18% at December 31, 1997.

             Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's share of the joint venture's net operating loss was $135,710 (1997), $176,357 (1996) and $220,756
             (1995).

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                1997                  1996
                                             ----------            ----------

          Land and improvements             $ 5,551,534           $ 5,551,101
          Buildings, improvements
          and amenities                      18,806,479            18,757,537
                                             ----------            ----------

                                             24,358,013            24,308,638

          Less accumulated depreciation      11,334,232            10,507,387
                                             ----------            ----------

                                            $13,023,781           $13,801,251
                                             ==========            ==========


6.     Asset Held for Sale
       -------------------

       Asset held for sale of $297,251 at December 31, 1997 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value approximates the fair market value less cost to sell.

7.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:

                                                    1997           1996
                                                -----------     -----------
       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of 8.8%, due October 1, 2004,
       secured by land and building             $ 2,238,591     $ 2,467,606

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                                  1,998,000           --

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                                  1,902,000           --

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003,
       secured by land, buildings and
       amenities                                      --          2,012,389

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7%, due December 5, 2003
       secured by land, building and
       amenities                                      --          1,916,561

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building               1,163,828       1,262,767

       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of 8.125% due August 1, 2008,
       secured by land and building               1,000,809       1,057,548

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                 959,282       1,013,666

       Mortgage payable with an insurance
       company bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                 930,213         982,949

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                                    321,854           --

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.2%, due January 5, 2013,
       secured by land, buildings and
       amenities                                    192,225           --


                            (Continued on next page)

       -----------------------------

                                                  1997             1996
                                              -----------      -----------
       Mortgage payable with an insurance
       company,  bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                              $    --          $   327,573

       Mortgage payable with an insurance
       company, bearing interest at a fixed
       rate of 7.5%, due December 5, 2003,
       secured by land, buildings and
       amenities                                   --              195,566
                                              -----------      -----------
                                              $10,706,802      $11,236,625
                                              ===========      ===========


       The mortgages are payable in aggregate monthly installments of $144,631 which includes principal, interest, insurance escrow and property tax escrow.

       Scheduled maturities of debt are as follows:

               For the Years Ended December 31,                      Amount
               --------------------------------                   -----------

                            1998                                  $   691,079
                            1999                                      764,675
                            2000                                      829,746
                            2001                                      900,390
                            2002                                      977,086
                         Thereafter                                 6,543,826
                                                                  -----------
                                                                  $10,706,802
                                                                  ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

       The 1997 write-off of unamortized loan costs (treated as an extraordinary item) relates to loan costs associated with The Willows of Plainview Phases I and II mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003).

       The 1996 write-off of unamortized loan costs (treated as an extraordinary item)relates to loan costs associated with the L/U II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998).

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

               For the Years Ended December 31,                      Amount
               --------------------------------                   -----------

                            1998                                  $ 1,582,753
                            1999                                    1,405,305
                            2000                                    1,176,263
                            2001                                    1,068,153
                            2002                                      985,356
                         Thereafter                                 1,793,332
                                                                  -----------
                                                                  $ 8,011,162
                                                                  ===========


9.     Related Party Transactions
       --------------------------

       Property management fees of $208,837 (1997), $204,165 (1996) and $186,176
       (1995) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $14,351 and $7,770 as a repair and maintenance fee during the years ended December 31, 1997 and 1996 respectively, and has capitalized this cost as a part of land, buildings and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                    1997              1996             1995
                                  --------          --------         --------

          Leasing                 $121,834          $108,913         $115,557
          Administrative           196,182           214,530          178,910
          Property manager         261,511           241,289          253,574
          Other                      5,015             8,674            9,291
                                  --------          --------         --------

                                  $584,542          $573,406         $557,332
                                  ========          ========         ========


       On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 4F.


10.    Commitments and Contingencies
       -----------------------------

       Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased 100% of
       University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or

       -----------------------------------------

       96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

       During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $54,000 or 18%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

       The Joint Venture is currently negotiating directly with the other sublessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

       On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent

       -----------------------------------------

       to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial positions. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

11.    Subsequent Events
       -----------------

       Subsequent to December 31, 1997, the Partnership elected to fund an additional amount of $60,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 400 additional Units at a price of $150 per Unit. The first units to be repurchased will be those previously submitted and not repurchased with the earlier Interest Repurchase Reserve fundings to the extent that those unit holders reconfirm their desire to sell their Units. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the remaining balance of the current fundings, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

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

The General Partners of NTS-Properties Associates IV are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. At the present time its capital is $1,000 and it is not anticipated that such capital will be significantly increased. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

NTS Sub-Partnership IV
----------------------

NTS Sub-partnership IV is a Kentucky limited partnership whose primary business purpose is to acquire, own and hold an interest in NTS-Properties Associates IV. The partners of NTS Sub-partnership IV include various management personnel of NTS Corporation and its affiliates.

Alliance Realty Corporation
---------------------------

Alliance Realty Corporation was formed in September 1982, and is a wholly- owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolaus & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good, Brian F. Lavin and John W. Hampton.

Richard L. Good
---------------

Mr. Good, (age 58) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining

         --------------------------------------------------------------

Brian F. Lavin - Continued
--------------------------

NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

John W. Hampton
---------------

Mr. Hampton, (age 48) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.


Item 11. Management Remuneration and Transactions
         ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Associates IV are as follows:

       J. D. Nichols                             69.69%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Sub-partnership IV                    30.00%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Capital Corporation                     .30%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       Alliance Realty Corporation                 .01%
       500 North Broadway
       St. Louis, Missouri 63102

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property management fees of $208,837 (1997), $204,165 (1996) and $186,176 (1995)
were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $14,351 and $7,770 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.




                              1997              1996             1995
                            --------          --------         --------

     Leasing                $121,834          $108,913         $115,557
     Administrative          196,182           214,530          178,910
     Property manager        261,511           241,289          253,574
     Other                     5,015             8,674            9,291
                            --------          --------         --------

                            $584,542          $573,406         $557,332
                            ========          ========         ========


On January 23, 1995, the Partnership contributed $750,000 to the L/U II Joint Venture. For details regarding this transaction, refer to Note 4F of the Partnership's 1997 financial statements and Items 1. and 2. Business and Properties.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1997, 1996 and 1995 together with the report of Arthur Andersen LLP dated March 6, 1998, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                               Page No.
                                                                 -------

        III-Real Estate and Accumulated Depreciation              66-69

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

4.      Reports on Form 8-K

        Form 8-K was filed November 7, 1997 to report in Item 5 that the Partnership has elected to fund an additional amount of $45,000 to its Interest Repurchase Reserve.



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                                  Commonwealth    Plainview
                                                    Business    Point Office    The Willows    The Willows
                                                     Center     Center Phases  of Plainview   of Plainview
                                                    Phase I       I and II       Phase I        Phase II
                                                   ----------    ----------     ----------     ----------

Encumbrances                                          (A)           None            (B)            (B)

Initial cost to partnership:
  Land                                             $  928,867    $  356,048     $1,798,292     $  170,808
  Buildings and improvements                        1,419,653     2,214,001      5,447,513        585,917

Cost capitalized subsequent to acquisition:
  Improvements                                      1,713,495       872,244        170,939         50,195
  Other                                                --             --            --              --
Gross amount at which carried December 31, 1997:
  Land                                             $  939,987    $  454,262     $1,832,605     $  181,465
  Buildings and improvements                        3,122,028     2,988,031      5,584,139        625,455
                                                   ----------    ----------     ----------     ----------

  Total                                            $4,062,015    $3,442,293     $7,416,744     $  806,920
                                                   ==========    ==========     ==========     ==========

Accumulated depreciation                           $2,253,252    $1,464,140     $3,515,692     $  378,311
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

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                                                                               Lakeshore
                                                                  Plainview    Blankenbaker     Business
                                                   Golf Brook     Point III      Business        Center
                                                   Apartments   Office Center   Center 1A       Phase I
                                                   ----------   -------------  ------------   ----------

Encumbrances                                           (A)           None          (A)            (A)

Initial cost to partnership:
  Land                                             $  175,557   $      65,211  $    582,561   $  422,983
  Buildings and improvements                          474,566         116,284     2,263,506      662,259

Cost capitalized subsequent to acquisition:
  Improvements                                         (1,987)         50,419        92,355      537,632
  Other (B)                                              --            --            --          184,250
Gross amount at which carried December 31, 1997:
  Land                                             $  174,986   $      66,373  $    672,364   $  479,210
  Buildings and improvements                          473,150         165,541     2,266,058    1,327,914
                                                   ----------   -------------  ------------   ----------

  Total                                            $  648,136   $     231,914  $ 2,938,422    $1,807,124
                                                   ==========   =============  ============   ==========

Accumulated depreciation                           $  230,846   $      91,257  $ 1,088,350    $  890,814
                                                   ==========   =============  ============   ==========

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

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                     - 67 -



                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                                         Lakeshore    University
                                                         Business      Business
                                                          Center        Center       Total
                                                         Phase II      Phase II   Pages 66-68
                                                        ----------   -----------  -----------

Encumbrances                                                 (A)           (A)

Initial cost to partnership:
  Land                                                 $   658,760   $   388,156  $  5,547,243
  Buildings and improvements                             1,508,328     1,567,339    16,259,366

Cost capitalized subsequent to acquisition:
  Improvements                                              40,593         --        3,525,885
  Other                                                      --            --          184,250

Gross amount at which carried December 31, 1997 (B):
  Land                                                 $   658,760   $   388,156  $  5,848,168
  Buildings and improvements                             1,548,921     1,567,339    19,668,576
                                                       -----------   -----------  ------------

  Total                                                $ 2,207,681   $ 1,955,495  $ 25,516,744
                                                       ===========   ===========  ============

Accumulated depreciation                               $   810,452   $   611,118  $ 11,334,232
                                                       ===========   ===========  ============

Date of construction                                        N/A           N/A

Date Acquired                                              01/95         01/95

Life at which depreciation in
 latest income statement is
 computed                                                   (C)           (C)

(A) First mortgage held by an insurance company.

(B) Aggregate cost of real estate for tax purposes is $24,630,016.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

(D)  Total gross cost at December 31, 1997                          $25,516,744
     Adjust land contribution from fair
         market value to cost:
          Golf Brook Apartments                                        (662,731)
          Plainview Point III Office Center                            (496,000)
                                                                     -----------

                                                                     $24,358,013
                                                                     ===========


                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    Real            Accumulated
                                                   Estate          Depreciation
                                               ------------        ------------

Balances at December 31, 1994                  $ 19,803,452        $  7,829,252

Additions during period:
 Improvements                                       298,146              --
 Depreciation (a)                                    --                 896,863
 Other (b)                                        4,306,835           1,032,864
Deductions during period:
 Retirements                                        (96,421)            (64,785)
                                               ------------        ------------

Balances at December 31, 1995                    24,312,012           9,694,194

Additions during period:
 Improvements                                        73,741              --
 Depreciation (a)                                    --                 883,436

Deductions during period:
 Retirements                                        (77,115)            (70,243)
                                               ------------        ------------

Balances at December 31, 1996                    24,308,638          10,507,387

Additions during period:
 Improvements                                        99,673              --
 Depreciation (a)                                    --                 877,005

Deductions during period:
 Retirements                                        (50,298)            (50,160)
                                               ------------        ------------

Balances at December 31, 1997                  $ 24,358,013        $ 11,334,232
                                               ============        ============


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(b) Represents the increase in the Partnership's interest in Lakeshore Business Center Phase I land and buildings and the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's land and buildings recorded under the proportionate consolidation method. All are the result of the formation of the Lakeshore/University II Joint Venture in 1995.

                                     - 69 -

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties IV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NTS-PROPERTIES IV
                                        -----------------
                                           (Registrant)
                                        BY:   NTS-Properties Associates IV,
                                              General Partner
                                              BY: NTS Capital Corporation,
                                                  General Partner


                                                  /s/ John W. Hampton
                                                  ---------------------
                                                  John W. Hampton
                                                  Senior Vice President



Date: March 26, 1998



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