Form 10-Q
period 1998-03-31
NTS PROPERTIES IV
filed 1998-05-14
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                TABLE OF CONTENTS
                                -----------------


                                                                       Pages
                                                                       -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1998 and December 31, 1997                   3

            Statements of Operations
              For the three months ended March 31, 1998 and 1997           4

            Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997           5

            Notes To Financial Statements                               6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11-21


                                     PART II

1.     Legal Proceedings                                                  22
2.     Changes in Securities                                              22
3.     Defaults upon Senior Securities                                    22
4.     Submission of Matters to a Vote of Security Holders                22
5.     Other Information                                                  22
6.     Exhibits and Reports on Form 8-K                                   22

Signatures                                                                23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                               As of               As of
                                           March 31, 1998    December 31,1997*
                                           --------------    ----------------

ASSETS
Cash and equivalents                         $   204,937       $   276,145
Cash and equivalents - restricted                193,338           108,724
Investment securities                            526,329           422,336
Accounts receivable                              319,871           243,134
Land, buildings and amenities, net            12,856,800        13,023,781
Asset held for sale                              297,251           297,251
Other assets                                     420,293           440,937
                                             -----------       -----------

                                             $14,818,819       $14,812,308
                                             ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                            $10,550,281       $10,706,802
Accounts payable - operations                    157,381           113,724
Accounts payable - construction                   72,429             8,694
Security deposits                                 80,585            83,390
Other liabilities                                160,329            65,473
                                             -----------       -----------

                                              11,021,005        10,978,083

Commitments and Contingencies

Partners' equity                               3,797,814         3,834,225
                                             -----------       -----------

                                             $14,818,819       $14,812,308
                                             ===========       ===========

                                    Limited          General
                                    Partners         Partner         Total
                                    --------         -------         -----

PARTNERS' EQUITY

Capital contributions, net of
 offering costs                  $ 25,834,899    $       --      $ 25,834,899
Net income - prior years              288,540           2,916         291,456
Net loss - current year               (10,358)           (105)        (10,463)
Cash distributions declared to
 date                             (21,586,280)       (218,253)    (21,804,533)
Repurchase of limited
 partnership Units                   (513,545)           --          (513,545)
                                 ------------    ------------    ------------

Balances at March 31, 1998       $  4,013,256    $   (215,442)   $  3,797,814
                                 ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------

                                                          1998           1997
                                                       ---------      ---------
Revenues:
 Rental income                                         $ 916,249      $ 848,554
 Interest and other income                                10,012          6,110
                                                       ---------      ---------

                                                         926,261        854,664
Expenses:
 Operating expenses                                      206,101        181,327
 Operating expenses - affiliated                         118,151         99,942
 Amortization of capitalized leasing costs                 3,729          5,227
 Interest expense                                        213,601        216,355
 Management fees                                          51,268         48,236
 Real estate taxes                                        57,027         55,013
 Professional and administrative expenses                 24,601         25,020
 Professional and administrative expenses
  - affiliated                                            42,054         38,781
 Depreciation and amortization                           220,192        227,731
                                                       ---------      ---------

                                                         936,724        897,632
                                                       ---------      ---------

Net loss                                               $ (10,463)     $ (42,968)
                                                       =========      =========

Net loss allocated to the limited partners             $ (10,358)     $ (42,538)
                                                       =========      =========

Net loss per limited partnership unit                  $   (0.39)     $   (1.59)
                                                       =========      =========

Weighted average number of limited
 partnership units                                        26,618         26,764
                                                       =========      =========




                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------

                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (10,463)   $ (42,968)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Accrued interest on investment securities                 (3,440)        --
  Amortization of capitalized leasing costs                  3,729        5,227
  Depreciation and amortization                            220,192      227,731
  Changes in assets and liabilities:
   Cash and equivalents - restricted                        (5,564)     (48,103)
   Accounts receivable                                     (76,737)       1,159
   Other assets                                             (1,308)     (20,345)
   Accounts payable                                         43,657       24,777
   Security deposits                                        (2,805)       1,227
   Other liabilities                                        94,856       58,712
                                                         ---------    ---------

  Net cash provided by operating activities                262,117      207,417
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                  14,335      (12,150)
Purchase of investment securities                         (419,012)        --
Maturity of investment securities                          318,459         --
                                                         ---------    ---------

  Net cash used in investing activities                    (86,218)     (12,150)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                   (156,521)    (135,436)
Decrease in loan costs                                      14,414         --
Repurchase of limited partnership Units                    (25,950)     (33,900)
Increase in cash and equivalents - restricted              (79,050)        (250)
                                                         ---------    ---------

  Net cash used in financing activities                   (247,107)    (169,586)
                                                         ---------    ---------

  Net (decrease) increase in cash and equivalents          (71,208)      25,681

CASH AND EQUIVALENTS, beginning of period                  276,145      346,479
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $ 204,937    $ 372,160
                                                         =========    =========

Interest paid on a cash basis                            $ 196,012    $ 219,906
                                                         =========    =========

                                      - 5 -

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

1.   Use of Estimates in the Preparation of Financial Statements
     ---------------------------------------------------------

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

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund an additional $60,000 to the Interest Repurchase Reserve. With these funds the Partnership will be able to repurchase up to 400 Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. As of March 31, 1998, the Partnership has repurchased a total of 3,229 Units for $484,350. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The balance in the Interest Repurchase Reserve as of March 31, 1998 is $79,800.

4.   Investment Securities
     ---------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater that three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the three months ended March 31, 1997 and 1998, the Partnership sold no investment securities.

     ---------------------------------

     The following provides details regarding the investments held at March 31, 1998:


                                  Amortized     Maturity        Value at
             Type                    Cost         Date          Maturity
             ----                    ----         ----          --------
     Certificate of deposit       $101,507      04/03/98        $101,537
     Certificate of deposit        100,869      05/04/98         101,339
     Certificate of deposit        121,655      06/04/98         122,770
     Certificate of deposit        100,475      07/02/98         101,798
     Certificate of deposit        101,823      07/31/98         103,578
                                   -------                       -------

                                  $526,329                      $531,022
                                   =======                       =======

     The following provides details regarding the investments held at December 31, 1997:


                                  Amortized     Maturity        Value at
              Type                   Cost         Date          Maturity
              ----                   ----         ----          --------
     Certificate of deposit       $101,627      01/30/98        $102,052
     Certificate of deposit        120,091      02/27/98         121,081
     Certificate of deposit        100,467      03/31/98         101,808
     Certificate of deposit        100,151      04/03/98         101,537
                                   -------                       -------

                                  $422,336                      $426,478
                                   =======                       =======

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                     March 31,     December 31,
                                                       1998            1997
                                                     ---------     -----------
     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.8%, due October 1, 2004,
     secured by land and building                  $ 2,178,276     $ 2,238,591

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities        1,985,519       1,998,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities        1,890,119       1,902,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                    1,137,755       1,163,828

                              (Continued next page)

      -----------------------------

                                                     March 31,     December 31,
                                                       1998           1997
                                                     --------      ------------
      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008
      secured by land and building                 $   985,892       $ 1,000,809

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                     944,982           959,282

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                     916,348           930,213

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.2%, due January 5, 2013,
      secured by land, buildings and amenities         320,170           321,854

      Mortgage payable with an insurance
      company, bearing interest at a fixed
      rate of 7.2%, due January 5, 2013,
      secured by land, buildings and amenities         191,220           192,225
                                                    ----------        ----------
                                                   $10,550,281       $10,706,802
                                                    ==========        ==========

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

6.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $51,268  and  $48,236  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  General  Partner  of  the
      Partnership, for the three months ended March 31, 1998 and 1997, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $4,755 and $1,355 as a repair and maintenance fee during the three months ended March 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

      --------------------------------------

      The charges were as follows:


                                       1998            1997
                                     --------        --------

          Administrative             $ 52,527        $ 50,505
          Leasing                      27,852          30,631
          Property management          77,672          63,276
          Other                         3,369           1,168
                                     --------        --------

                                     $161,420        $145,580
                                     ========        ========

7.    Commitments and Contingencies
      -----------------------------

      Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased  100% of
      University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

      -----------------------------------------

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

      As of March 31, 1998, the Joint Venture was currently negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space are unknown at this time but are not expected to be substantial.

      On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V, an affiliate of the General Partner of the Partnership, to purchase University Business Center Phase I ("University I") office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II ("University II") office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

8.    Subsequent Event
      ----------------

      Subsequent to March 31, 1998, the L/U II Joint Venture had a commitment for approximately $37,000 of roof repairs at Lakeshore Business Center Phase II. The Partnership's proportionate share of the commitment is approximately $6,700 or 18%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                   1998                1997
                                                   ----                ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                87%                 80%

Plainview Point Office Center Phases I and II       77%                 84%

The Willows of Plainview Phase I                    92%                 92%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at March 31, 1998)
--------------------------------------------

The Willows of Plainview Phase II (10%)             85%                 86%

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at March 31, 1998)
---------------------------------------------

Golf Brook Apartments (4%)                          98%                 90%

Plainview Point III Office Center (5%)              96%                 91%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at March 31, 1998)
--------------------------------------------

Blankenbaker Business Center 1A (30%)              100%                100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at March 31, 1998)
---------------------------------------------

Lakeshore Business Center Phase I (18%)             94%                 95%

Lakeshore Business Center Phase II (18%)           100%                 94%

University Business Center Phase II (18%)           99%                 99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1998 and 1997 was as follows:


                                               1998                1997
                                             ---------           --------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I         $ 175,958           $ 160,713

Plainview Point Office Center Phases I       $ 136,510           $ 139,196
and II

The Willows of Plainview Phase I             $ 270,548           $ 273,715

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at March
31, 1998)
-----------------------------------------

The Willows of Plainview Phase II (10%)      $  31,666           $  30,996

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at March
31, 1998)
---------------------------------------

Golf Brook Apartments (4%)                   $  29,780           $  27,840

Plainview Point III Office Center (5%)       $  12,411           $   9,397

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. And NTS-Properties
Plus Ltd. (Ownership % at March 31, 1998)
-----------------------------------------

Blankenbaker Business Center 1A (30%)        $  70,327           $  69,422

Properties Owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture) (Ownership % at March 31, 1998)
----------------------------------------

Lakeshore Business Center Phase I (18%)      $  82,972           $  63,146

Lakeshore Business Center Phase II (18%)     $  73,431           $  59,266

University Business Center Phase II (18%)    $  36,206           $  16,810


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.


The 7% increase in occupancy at Commonwealth Business Center Phase I from March 31, 1997 to March 31, 1998 is attributed to four new leases totaling approximately 7,500 square feet. Included in the total are two expansions of approximately 5,000 square feet by existing tenants. Partially offsetting the new leases is one tenant move-out at the end of the lease term of 4,000 square feet. Average occupancy increased for the three months ended March 31 from 82% in 1997 to 87% in 1998. Rental and other income at Commonwealth Business Center Phase I increased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

---------------------------------

The 7% decrease in occupancy at Plainview Point Office Center Phases I and II from March 31, 1997 to March 31, 1998 is attributed to two tenant move- outs at the end of the lease terms totaling approximately 7,500 square feet. Partially offsetting the move-outs are two new leases totaling 3,200 square feet. Included in this total is an expansion by an existing tenant of approximately 2,000 square feet. Average occupancy at Plainview Point Office Center Phases I and II decreased for the three months ended March 31 from 86% in 1997 to 74% in 1998. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at Plainview Point Office Center Phases I and II for the three months ended March 31, 1998 as compared to the same period in 1997 is a result of the decrease in average occupancy and is partially offset by an increase in common area expense reimbursements. Leases at Plainview Point Office Center Phases I and II provide for tenants to contribute toward the payment of increases in common area expenses, insurance, utilities and real estate taxes.

As of March 31, 1998 Plainview Point Office Center Phases I and II has approximately 6,400 square feet of additional space leased to an existing tenant which currently occupies approximately 22,300 square feet (or 39%) of the building's total rentable area. The expansion is scheduled to occur during the fourth quarter of 1999. See the Liquidity and Capital Resources section of this item for the tenant finish commitment related to this lease.

The Willows of Plainview Phase I's occupancy was 92% at March 31, 1998 and 1997. Average occupancy increased from 90% for the three months ended March 31, 1997 to 92% for the same period in 1998. Occupancy at residential properties fluctuates on a continual basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire year's results. The change in rental and other income at The Willows of Plainview Phase I for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

The Willows of Plainview Phase II's occupancy decreased from 86% as of March 31, 1997 to 85% as of March 31, 1998. Average occupancy decreased from 89% for the three months ended March 31, 1997 to 86% for the same period in 1998. The change in rental and other income at The Willows of Plainview Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

Golf Brook Apartments' occupancy increased from 90% as of March 31, 1997 to 98% as of March 31, 1998. Average occupancy increased from 93% for the three months ended March 31, 1997 to 97% for the same period in 1998. The change in rental and other income at Golf Brook Apartments for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

The 5% increase in occupancy at Plainview Point III Office Center from March 31, 1997 to March 31, 1998 is the result of one new lease for approximately 4,800 square feet. Partially offsetting the new lease is the downsizing of an existing tenant by approximately 1,600 square feet. Average occupancy increased for the three months ended March 31 from 91% in 1997 to 93% in 1998. Rental and other income increased at Plainview Point III Office Center for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in average occupancy and an increase in common area expense reimbursements. Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

The 1% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1997 to March 31, 1998, can be attributed to six tenant move-outs, vacating a total of 7,000 square feet. One of the six tenants vacated its space prior to the end of the lease term. The write-off of accrued income connected with this lease was not significant. The move-outs are partially offset by three new leases totaling approximately 5,600 square feet including an expansion by a current tenant of 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I remained constant at 94% for the three months ended March 31, 1997 and 1998. The increase in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $10,900 or 18%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space during the summer of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

The 6% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1997 to March 31, 1998, can be attributed to three new leases totaling approximately 7,200 square feet which includes approximately 3,000 square feet in expansions by two current tenants. Partially offsetting the new leases is one tenant move-out at the end of the lease term of approximately 1,200 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 91% (1997) to 100% (1998). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Occupancy at University Business Center Phase II was 99% at March 31, 1998 and 1997. The increase in rental and other income at University Business Center Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Philip Crosby Associates, Inc. ("Crosby") lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $13,000 or 18%. See below for a discussion of the Crosby lease.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1998 or 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

---------------------------------

Interest and other income includes income from short-term investments made by the Partnership with cash reserves. Interest and other income increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in cash reserves available for investment.

The increase in operating expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to increased advertising, landscaping and building maintenance costs at the Partnership's commercial properties. There were no significant fluctuations in operating expenses at the Partnership's residential properties for the three months ended March 31, 1998 as compared to the same period in 1997.

The increase in operating expenses - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to increased property management costs at the Partnership's commercial properties. There were no significant fluctuations in operating expenses affiliated at the Partnership's residential properties for the three months ended March 31, 1998 as compared to the same period in 1997. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The change in amortization of capitalized leasing costs for the three months ended March 31, 1998 as compared to the same period in 1997 is not significant.

Interest expense decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to continued principal payments on the mortgages payable of the Partnership and its Joint Venture properties. The decrease in interest expense is partially offset by a higher interest rate on the financing obtained by the Partnership in December 1997 (7.15% compared to a rate of 7% on the previous debt). See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 were not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in depreciation and amortization expense for the three months ended March 31, 1998 as compared to the same period in 1997 is due to a portion of the assets at the Partnership's joint venture properties (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,600,000.

Liquidity and Capital Resources
-------------------------------

Cash  provided by  operations  for the three  months ended March 31 was $262,117
(1998) and $207,417 (1997). No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March
31) were $731,266 and$372,160 at March 31, 1998 and 1997, respectively.

As of March 31, 1998, the Partnership has a mortgage payable with an insurance company in the amount of $2,178,276. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1998, the Partnership obtained two mortgage loans from an insurance company totaling $3,900,000 ($1,998,000 and $1,902,000). The outstanding balances of the loans at March 31, 1998 were $1,985,519 and $1,890,119, respectively, for a total of $3,875,638. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by The Willows of Plainview Phase I. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of March 31, 1998, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,782,431. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1998 is $1,137,755. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1998 were $5,523,204, $5,294,025 and $5,133,600 for a total of $15,950,829. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1998 was $985,892, $944,982 and $916,348, respectively, for a total of $2,847,222. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of March 31, 1998,, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, obtained two mortgage loans from an insurance company totaling $5,100,000 ($3,193,000 and $1,907,000). The outstanding balances of the loans at March 31, 1998 were $3,173,141 and $1,895,139, respectively, for a total of $5,068,280. The Partnership's proportionate interest in the loans at March 31, 1998 was $320,170 and $191,220, respectively, for a total of $511,390. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

-------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investments securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from reimbursements from tenants for tenant finish improvements and the maturity of investment securities. Cash flows used in financing activities are for principal payments on mortgages payable, repurchases of limited partnership Units and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities are from a decrease in loan costs. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

Due to the fact that no distributions were made during the three months ended March 31, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

-------------------------------------------

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

As of March 31, 1998, the Joint Venture was currently negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

As of March 31, 1998, the Partnership had a commitment for approximately $30,000 of tenant finish improvements at Plainview Point Office Center Phases I and II. The commitment is the result of an expansion of approximately 6,400 square feet by a current tenant. The tenant is expected to take occupancy of the expansion space during the fourth quarter of 1999. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of March 31, 1998.

Subsequent to March 31, 1998, the L/U II Joint Venture had a commitment for approximately $37,000 of roof repairs at Lakeshore Business Center Phase II. The Partnership's proportionate share of the commitment is approximately $6,700 or 18%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during the next 12 months or obtain new tenants are unknown.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the

-------------------------------------------

Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund an additional $60,000 to its Interest Repurchase Reserve. With this funding the Partnership will be able to repurchase up to 400 additional Units at a price of $150 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. The Interest Repurchase Reserve was funded from cash reserves. Through March 31, 1998, the Partnership has repurchased a total of 3,229 Units for $484,350. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The balance in the Interest Repurchase Reserve as of March 31, 1998 is $79,800.

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

-------------------------------------------

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1998 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase the University Business Center Phase II ("University II") office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of these properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

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

PART II.  OTHER INFORMATION

1.     Legal Proceedings
       -----------------

       None

2.     Changes in Securities
       ---------------------

       None

3.     Defaults upon Senior Securities
       -------------------------------

       None

4.     Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

       None

5.     Other Information
       -----------------

       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K was filed on January 21, 1998, to report in Item 5 that Full Sail Recorders, Inc., a tenant at University Boulevard Office development in Orlando, Florida, had exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land, and exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II office building, for an aggregate purchase price for all three of $18,700,000.

                 Form 8-K was filed on January 21, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $60,000 to its Interest Repurchase Reserve.

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


Date:    May 14, 1998
         ------------