Form 10-Q
period 1998-06-30
NTS PROPERTIES IV
filed 1998-08-14
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                               ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

                                      YES  X         NO ______

Exhibit Index: See page 22
Total Pages: 23

                                TABLE OF CONTENTS
                                -----------------


                                                                   Pages
                                                                   -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of June 30, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months and six months ended
              June 30, 1998 and 1997                                   4

            Statements of Cash Flows
              For the three months and six months ended
              June 30, 1998 and 1997                                   5

            Notes To Financial Statements                           6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  11-21


                                     PART II

Item 3. Defaults Upon Senior Securities                               22

Item 6. Exhibits and Reports on Form 8-K                              22

Signatures                                                            23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                         As of             As of
                                     June 30, 1998   December 31, 1997*
                                     -------------   ------------------

ASSETS

Cash and equivalents                  $   376,504       $   276,145
Cash and equivalents - restricted         241,619           108,724
Investment securities                     305,762           422,336
Accounts receivable                       225,773           243,134
Land, buildings and amenities, net     12,731,977        13,023,781
Asset held for sale                       297,251           297,251
Other assets                              393,085           440,937
                                      -----------       -----------

                                      $14,571,971       $14,812,308
                                      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                     $10,378,291       $10,706,802
Accounts payable - operations             134,396           113,724
Accounts payable - construction            43,700             8,694
Security deposits                          87,410            83,390
Other liabilities                         177,376            65,473
                                      -----------       -----------

                                       10,821,173        10,978,083

Commitments and Contingencies

Partners' equity                        3,750,798         3,834,225
                                      -----------       -----------

                                      $14,571,971       $14,812,308
                                      ===========       ===========

                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----
PARTNERS' EQUITY

Capital contributions, net of
 offering costs                    $ 25,834,899    $      --       $ 25,834,899
Net income - prior years                288,540           2,916         291,456
Net income - current year                25,047             253          25,300
Cash distributions declared to
 date                               (21,586,280)       (218,253)    (21,804,533)
Repurchase of limited
 partnership Units                     (596,324)          --           (596,324)
                                   ------------    ------------    ------------

Balances at June 30, 1998          $  3,965,882    $   (215,084)   $  3,750,798
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                         Six Months Ended
                                                                       June 30,                                  June 30,
                                                                  ------------------                         ----------------

                                                              1998                  1997                1998                1997
                                                              -----                ------              ------              -----

REVENUES:
 Rental income                                             $   923,392         $   890,669          $ 1,839,642         $ 1,739,222
 Interest and other income                                      15,944               8,375               26,004              14,486
                                                           -----------         -----------          -----------         -----------

                                                               939,336             899,044            1,865,646           1,753,708

EXPENSES:
  Operating expenses                                           201,696             197,207              407,845             378,533
  Operating expenses - affiliated                              112,495              92,949              230,646             192,890
  Amortization of capitalized
     leasing costs                                               3,729               5,227                7,459              10,452
  Interest expense                                             205,325             217,048              418,927             433,404
  Management fees                                               53,955              50,243              105,222              98,480
  Real estate taxes                                             50,774              53,737              107,803             108,750
  Professional and administrative
     expenses                                                   27,940              26,564               52,542              51,583
  Professional and administrative
     expenses - affiliated                                      39,820              39,206               81,874              77,988
  Depreciation and amortization                                207,842             226,009              428,028             453,742
                                                           -----------         -----------          -----------         -----------

                                                               903,576             908,190            1,840,346           1,805,822
                                                           -----------         -----------          -----------         -----------

Net income (loss)                                          $    35,760         $    (9,146)         $    25,300         $   (52,114)
                                                           ===========         ===========          ===========         ===========

Net income (loss) allocated to
  the limited partners                                     $    35,402         $    (9,055)         $    25,047         $   (51,593)
                                                           ===========         ===========          ===========         ===========
Net income (loss) per limited
  partnership unit                                         $      1.36         $      (.34)         $       .95         $     (1.93)
                                                           ===========         ===========          ===========         ===========
Weighted average number of
 limited partnership units                                      26,017              26,689               26,316              26,726
                                                           ===========         ===========          ===========         ===========


                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended                   Six Months Ended
                                                                               June 30,                            June 30,
                                                                          ------------------                   ----------------

                                                                       1998               1997             1998               1997
                                                                      ------             ------           ------             -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $  35,760         $  (9,146)        $  25,300         $ (52,114)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Accrued interest on investment
        securities                                                       (513)             --              (3,953)             --
      Amortization of capitalized leasing
        costs                                                           3,729             5,227             7,459            10,452
      Depreciation and amortization                                   207,842           226,009           428,028           453,742
      Changes in assets and liabilities:
        Cash and equivalents - restricted                             (50,996)          (51,886)          (56,560)          (99,989)
        Accounts receivable                                            94,098            31,236            17,361            32,395
        Other assets                                                   19,675            24,607            18,363             4,259
        Accounts payable                                              (22,991)          (21,515)           20,672             3,262
        Security deposits                                               6,825             2,330             4,020             3,557
        Other liabilities                                              17,047            63,584           111,903           122,299
                                                                    ---------         ---------         ---------         ---------

   Net cash provided by operating
      activities                                                      310,476           270,446           572,593           477,863
                                                                    ---------         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                          (107,935)          (21,200)          (93,595)          (33,350)
Purchase of investment securities                                    (201,538)         (116,928)         (620,550)         (116,928)
Maturity of investment securities                                     422,618              --             741,077              --
                                                                    ---------         ---------         ---------         ---------

   Net cash provided by (used in)
   investing activities                                               113,145          (138,128)           26,932          (150,278)
                                                                    ---------         ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                              (171,990)         (140,362)         (328,511)         (275,798)
Decrease in loan costs                                                   --                --              14,409              --
Repurchase of limited partnership Units                               (82,779)             --            (108,729)          (33,900)
Decrease (increase) in cash and
  equivalents - restricted                                              2,715              --             (76,335)             (250)
                                                                    ---------         ---------         ---------         ---------

  Net cash used in financing activities                              (252,054)         (140,362)         (499,166)         (309,948)
                                                                    ---------         ---------         ---------         ---------

   Net increase (decrease) in cash and
      equivalents                                                     171,567            (8,044)          100,359            17,637

CASH AND EQUIVALENTS, beginning of period                             204,937           372,160           276,145           346,479
                                                                    ---------         ---------         ---------         ---------

CASH AND EQUIVALENTS, end of period                                 $ 376,504         $ 364,116         $ 376,504         $ 364,116
                                                                    =========         =========         =========         =========

Interest paid on a cash basis                                       $ 205,095         $ 217,052         $ 402,357         $ 436,959
                                                                    =========         =========         =========         =========



                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund $60,000 to the Interest Repurchase Reserve. With these funds the Partnership was able to repurchase 400 Units at a price of $150 per Unit. On May 15, 1998, the Partnership elected to fund an additional $64,000 to the Interest Repurchase Reserve. With the May 15, 1998 funding, the Partnership repurchased 43 Units at a price of $160 per Unit. On June 30, 1998, the Partnership elected to fund $16,065 to its Interest Repurchase Reserve enabling the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 357 Units at a price of $205 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current fundings, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From February 1, 1996 (date Interest Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 3,778 Units for $567,130. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The balance in the Interest Repurchase Reserve as of June 30, 1998 is $76,335.

4.   Investment Securities
     ---------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the six months ended June 30, 1998 and 1997, the Partnership sold no investment securities.

     ---------------------------------

     The following provides details regarding the investments held at June 30, 1998:


                                 Amortized         Maturity          Value at
                Type               Cost              Date            Maturity
                ----               ----              ----            --------
     Certificate of Deposit      $ 101,784         07/02/98         $ 101,798
     Certificate of Deposit        103,143         07/31/98           103,578
     Certificate of Deposit        100,835         09/01/98           101,744
                                 ---------                           --------
                                 $ 305,762                          $ 307,120
                                 =========                           ========


     The following provides details regarding the investments held at December 31, 1997:


                                 Amortized        Maturity           Value at
                Type                Cost            Date             Maturity
                ----               ------          ------            --------
     Certificate of deposit     $ 101,627         01/30/98          $ 102,052
     Certificate of deposit       120,091         02/27/98            121,081
     Certificate of deposit       100,467         03/31/98            101,808
     Certificate of deposit       100,151         04/03/98            101,537
                                ---------                            --------
                                $ 422,336                           $ 426,478
                                =========                           =========

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                June 30,       December 31,
                                                  1998             1997
                                                --------       ------------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 8.8%, due October 1, 2004,
     secured by land and building             $ 2,116,330      $ 2,238,591

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.15%, due January 5, 2013,
     secured by land, buildings and amenities   1,966,518        1,998,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.15%, due January 5, 2013,
     secured by land, building and amenities    1,872,031        1,902,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building               1,111,125        1,163,828

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008
     secured by land and building                 970,670        1,000,809

                              (Continued next page)

     -----------------------------

                                                   June 30,       December 31,
                                                    1998              1997
                                                   --------       ------------
     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building               $   930,393       $   959,282

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   902,199           930,213

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities       318,690           321,854

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities       190,335           192,225
                                                -----------       -----------
                                                $10,378,291       $10,706,802
                                                ===========       ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

6.   Related Party Transactions
     --------------------------

     Property  management  fees  of  $105,222  and  $98,480  were  paid  to  NTS
     Development Company, an affiliate of the general partner of the Partnership, for the six months ended June 30, 1998 and 1997, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $7,330 and $2,303 as a repair and maintenance fee during the six months ended June 30, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                        1998                 1997
                                     ---------             ---------

          Administrative             $ 102,852             $ 101,434
          Leasing                       63,703                53,045
          Property management          146,303               124,941
          Other                         11,128                 1,832
                                     ---------             ---------

                                     $ 323,986             $ 281,252
                                     =========             =========

7.   Commitments and Contingencies
     -----------------------------

     As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

     On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

     As of June 30, 1998, the Partnership had a commitment for approximately $30,000 of tenant finish improvements at Plainview Point Office Center Phases I and II. The commitment is the result of an expansion of approximately 6,400 square feet by a current tenant. The tenant is expected to take occupancy of the expansion space during the fourth quarter of 1999.

     As of June 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $20,000 or 18%. The project is expected to be completed during the third quarter of 1998.

     The source of funds for the commitments at Plainview Point Office Center Phases I and II and Lakeshore Business Center Phase I is expected to be cash flow from operations and/or cash reserves.

     The Partnership also anticipates a demand on future liquidity as a result of a planned renovation of the community's clubhouse at The Willows of Plainview. At this time, the cost and extent of the renovation has not been determined. The cost of the common clubhouse renovation will be shared proportionately by Phase I and II of The Willows of Plainview. The source of funds for this project will be cash flow from operations and/or cash reserves.

8.   Subsequent Event
     ----------------

     Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                  1998                1997
                                                  ----                ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I               92%                 82%

Plainview Point Office Center Phases I and II      76%                 82%

The Willows of Plainview Phase I                   87%                 95%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at June 30, 1998)
-------------------------------------------

The Willows of Plainview Phase II (10%)            83%                 94%

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at June 30, 1998)
--------------------------------------------

Golf Brook Apartments (4%)                         96%                 91%

Plainview Point III Office Center (5%)             96%                 88%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at June 30, 1998)
--------------------------------------------

Blankenbaker Business Center 1A (30%)             100%                100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at June 30, 1998)
---------------------------------------------

Lakeshore Business Center Phase I (18%)            94%                 97%

Lakeshore Business Center Phase II (18%)           92%                 94%

University Business Center Phase II (18%)          90%                 99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1998 and 1997 was as follows:



                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ----------------

                                            1998     1997      1998       1997
                                          -------- --------  --------    ------

Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I      $167,932 $174,447  $343,890  $335,161

Plainview Point Office Center Phases I
and II                                    $132,566 $134,200  $269,077  $273,396


The Willows of Plainview Phase I          $277,809 $290,530  $548,356  $564,245

Property Owned in Joint Venture with
NTS-Properties V (Ownership % at June
30, 1998)
-------------------------------------

The Willows of Plainview Phase II
(10%)                                     $ 31,076 $ 33,175  $ 62,741  $ 64,170

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at June
30, 1998)
--------------------------------------

Golf Brook Apartments (4%)                $ 30,324 $ 26,951  $ 60,104  $ 54,791

Plainview Point III Office Center (5%)    $  9,505 $ 10,148  $ 21,917  $ 19,545

Property Owned in Joint Venture with
NTS-Properties VII, Ltd. And NTS-
Properties Plus Ltd. (Ownership % at
June 30, 1998)
------------------------------------

Blankenbaker Business Center 1A (30%)     $ 65,279 $ 69,448  $135,606  $138,870

Properties Owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture) (Ownership % at June
30, 1998)
-----------------------------------

Lakeshore Business Center Phase I
(18%)                                     $ 65,845 $ 62,298  $148,817  $125,444

Lakeshore Business Center Phase II
(18%)                                     $ 97,431 $ 63,789  $170,862  $123,055

University Business Center Phase II
(18%)                                     $ 50,729 $ 28,698  $ 86,935  $ 45,508


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

The 10% increase in occupancy at Commonwealth Business Center Phase I from June 30, 1997 to June 30, 1998 is attributed to three new leases totaling approximately 6,700 square feet. Included in the total are two expansions totaling approximately 5,000 square feet by existing tenants. Partially offsetting the new leases is one tenant move-out at the end of the lease term of 800 square feet. Average occupancy decreased from 89% (1997) to 87% (1998) for the three months ended June 30, and from 88% (1997) to 87% (1998) for the six month period. The increase in rental and other income at Commonwealth Business Center Phase I for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements. The decrease in rental and other income at Commonwealth Business Center Phase I for the three months ended June 30, 1998 as compared to the same period in 1997 is a result of the decrease in average occupancy.

The 6% decrease in occupancy at Plainview Point Office Center Phases I and II from June 30, 1997 to June 30, 1998 is attributed to one tenant move-out at the end of the lease term totaling approximately 6,400 square feet. Partially offsetting the move-out are two new leases totaling 3,200 square feet. Included in this total is an expansion by an existing tenant of approximately 2,000 square feet. Average occupancy decreased from 83% (1997) to 76% (1998) for the three months ended June 30 and from 85% (1997) to 75% (1998) for the six month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at Plainview Point Office Center Phases I and II for the six months ended June 30, 1998 as compared to the same period in 1997 is a result of the decrease in average occupancy and is partially offset by an increase in common area expense reimbursements. Leases at Plainview Point Office Center Phases I and II provide for tenants to contribute toward the payment of increases in common area expenses, insurance, utilities and real estate taxes. Rental and other income at Plainview Point Office Center Phases I and II for the three months ended June 30, 1998 as compared to the same period in 1997 remained fairly constant.

The Willows of Plainview Phase I's occupancy decreased from 95% at June 30, 1997 to 87% at June 30, 1998. Average occupancy decreased from 92% (1997) to 86%
(1998) for the three months ended June 30 and from 91% (1997) to 89% (1998) for the six month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The decrease in rental and other income at The Willows of Plainview Phase I for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the decrease in average occupancy and is partially offset by an increase in income from fully-furnished units. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

The Willows of Plainview Phase II's occupancy decreased from 94% at June 30, 1997 to 83% at June 30, 1998. Average occupancy decreased from 94% (1997) to 83%
(1998) for the three months ended June 30 and from 91% (1997) to 84% (1998) for the six month period. Rental and other income at The Willows of Plainview Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant.

Golf Brook Apartments occupancy increased from 91% at June 30, 1997 to 96% at June 30, 1998. Average occupancy increased from 89% (1997) to 95% (1998) for the three months ended June 30 and from 91% (1997) to 96% (1998) for the six month period. Rental and other income at Golf Brook Apartments increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily as a result of the increase in average occupancy.

---------------------------------

The 8% increase in occupancy at Plainview Point III Office Center from June 30, 1997 to June 30, 1998 is the result of one new lease for approximately 4,800 square feet. Average occupancy increased from 89% (1997) to 96% (1998) for the three months ended June 30 and from 91% (1997) to 96% (1998) for the six month period. Rental and other income at Plainview Point III Office Center for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Rental and other income at Blankenbaker Business Center 1A remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

The 3% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1997 to June 30, 1998 can be attributed to six tenant move-outs totaling approximately 6,100 square feet. One of the six tenants vacated prior to the end of the lease term. The write-off of accrued income connected with this lease was not significant. The move-outs are partially offset by two new leases totaling approximately 2,600 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 96% (1997) to 93% (1998) for the three months ended June 30 and from 95% (1997) to 94% (1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase I for the six months ended June 30, 1998 as compared to the same period in 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $10,900 or 18%). This lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the six month period is also due to an increase in common area expense reimbursements. Tenants at the Business Center reimburse the Partnership for common area expenses as part of the lease agreements. The change in rental and other income for the three months ended June 30, 1998 as compared to the same period in 1997 was not significant.

As of June 30, 1998 Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to an existing tenant. The tenant is expected to take occupancy of the expansion space during the third quarter of 1998. With this expansion the Business Center's occupancy should improve to 96%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1997 to June 30, 1998 can be attributed to two tenant move-outs totaling approximately 11,000 square feet. The move-outs consist of one tenant vacating at the end of the lease term (1,200 square feet) and one tenant negotiating a lease termination (10,000 square feet - tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $33,000 or 18%). Partially offsetting the move-outs are four new leases totaling approximately 9,000 square feet which includes three expansions of approximately 5,000 square feet by existing tenants. 4,000 square feet of the expansions represents an increase in the square footage leased by Lambda Physik. Lambda Physik currently leases nearly 15,000 square feet and is the largest tenant in the building occupying approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II increased from 94% (1997) to 95%
(1998) for the three months ended June 30 and from 92% (1997) to 97% (1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the $185,000 termination fee paid to the L/U II Joint Venture, as discussed above.

---------------------------------

Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Tenants at the Business Center reimburse the partnership for common area expenses as part of the lease agreements.

The 9% decrease in occupancy at University Business Center Phase II from June 30, 1997 to June 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating its space at the end to Crosby's lease term (March 31, 1998). The move-out is partially offset by an expansion of approximately 1,300 square feet by one of Crosby's former sub-tenants, Full Sail Recorders, Inc. ("Full Sail"), upon the commencement (April 1, 1998) of its lease with the L/U II Joint Venture. In 1995 and 1996, Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a further discussion regarding Crosby and Full Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 90% (1998) for the three months ended June 30 and from 99% (1997) to 95% (1998) for the six month period. The increase in rental and other income at University Business Center Phase II for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $13,000 or 18%. The increase in rental and other income at University Business Center Phase II for the three months ended June 30, 1998 as compared to the same period in 1997 is a result of an increase in common area expense reimbursements. Sub-tenants at the Business Center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income for the second quarter of 1998.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 6% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees were made directly to the Joint Venture.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1998 or 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

---------------------------------

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of an increase in cash reserves available for investment.

The increase in operating expenses for the six months ended June 30, 1998 as compared to the same period in 1997 is due primarily to increased advertising costs at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II and increased exterior maintenance costs at Commonwealth Business Center Phase I. The increase is also due to increased costs resulting form the leasing of fully-furnished units at The Willows of Plainview Phases I and II. There were no significant fluctuations in operating expenses at Golf Brook Apartments for the six months ended June 30, 1998 as compared to the same period in 1997. Operating expenses for the three months ended June 30, 1998 as compared to the same period in 1997 remained fairly constant.

The increase in operating expenses - affiliated for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to increased property management costs at Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II, Plainview Point III Office Center and Blankenbaker Business Center 1A.

There were no significant fluctuations in operating expenses - affiliated at the Partnership's residential properties for the three months and six months ended June 30, 1998 as compared to the same periods in 1997. Operating expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The change in amortization of capitalized leasing costs for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is not significant.

Interest expense decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 due primarily to continued principal payments on the mortgages payable of the Partnership and its Joint Venture properties. The decrease in interest expense is partially offset by a higher interest rate on the financing obtained by the Partnership in December 1997 (7.15% as compared to a rate of 7% on the previous debt). See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in depreciation and amortization expense for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due to a portion of the assets at the Partnership's joint venture properties (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,600,000.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Partnership has a mortgage payable with an insurance company in the amount of $2,116,330. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1998, the Partnership had two mortgage loans with an insurance company. The outstanding balances of the loans as of June 30, 1998 were $1,966,518 and $1,872,031, respectively for a total of $3,838,549. The mortgages bear interest at a fixed rate of 7.15%, are due January 5, 2013, and are secured by The Willows of Plainview Phase I. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1998, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,693,900. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1998 is $1,111,125. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1998 were $5,437,925, $5,212,284 and $5,054,336 for a total of $15,704,545. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1998 was $970,670, $930,393 and $902,199, respectively, for a total of $2,803,262. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1998, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1998 were $3,142,903 and $1,877,080 respectively, for a total of $5,019,983. The
Partnership's proportionate interest in the loans at June 30, 1998 was $318,690 and $190,335, respectively, for a total of $509,025. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payment are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

Cash provided by operations for the six months ended June 30 was $572,593 (1998) and $477,863 (1997). No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $682,266 and $481,044 at June 30, 1998 and 1997, respectively.

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

-------------------------------------------

The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit with initial maturities of greater than three months to improve the return of its cash reserves. The partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows used in financing activities are for principal payments on mortgages payable, repurchases of limited partnership Units and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by the financing activities are from a decrease in loan costs (refund of loan application fee). The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

Due to the fact that no distributions were made during the six months ended June 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $64,000 or 18%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

As of June 30, 1998, the Partnership had a commitment for approximately $30,000 of tenant finish improvements at Plainview Point Office Center Phases I and II. The commitment is the result of an expansion of approximately 6,400 square feet by a current tenant. The tenant is expected to take occupancy of the expansion space during the fourth quarter of 1999.

As of June 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $20,000 or 18%. The project is expected to be completed during the third quarter of 1998.

The source of funds for the commitments at Plainview Point Office Center Phases I and II and Lakeshore Business Center Phase I is expected to be cash flow from operations and/or cash reserves.

The Partnership also anticipates a demand on future liquidity as a result of a planned renovation of the community's clubhouse at The Willows of Plainview. At this time, the cost and extent of the renovation has not been determined. The cost of the common clubhouse renovation will be shared proportionately by Phase I and II of The Willows of Plainview. The source of funds for this project will be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of June 30, 1998.

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund $60,000 to the Interest Repurchase Reserve. With these funds the Partnership was able to repurchase 400 Units at a price of $150 per Unit. On May 15, 1998, the Partnership elected to fund an additional $64,000 to the Interest Repurchase Reserve. With the May 15, 1998 funding, the Partnership repurchased 43 Units at a price of $160 per Unit. On June 30, 1998, the Partnership elected to fund $16,065 to its Interest Repurchase Reserve enabling the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 357 Units at a price of $205 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current fundings, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From February 1, 1996 (date Interest Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 3,778 Units for $567,130. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The balance in the Interest Repurchase Reserve as of June 30, 1998 is $76,335.

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

-------------------------------------------

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully-furnished units and negotiates lease renewals with current residents.

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

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1998 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (I) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture in which the Partnership owns an 18% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

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

PART II.  OTHER INFORMATION

3.        Defaults Upon Senior Securities
          -------------------------------

          None.

6.        Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K was filed on May 26, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $64,000 to its Interest Repurchase Reserve.

                 Form 8-K was filed on July 15, 1998 to report in Item 5 that the Partnership has elected to fund an additional $16,065 to its Interest Repurchase Reserve.

Items 1,2,4, and 5 are not applicable and have been omitted.

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


                                        NTS-PROPERTIES IV
                                        -----------------
                                          (Registrant)

                                        By:    NTS-Properties Associates IV,
                                               General Partner
                                               By: NTS Capital Corporation,
                                                   General Partner


                                                   /s/ Richard L. Good
                                                   -------------------
                                                   Richard L. Good
                                                   President

                                                   /s/ Lynda J. Wilbourn
                                                   ---------------------
                                                   Lynda J. Wilbourn
                                                   Vice President
                                                   Principal Accounting Officer



Date:     August 12, 1998
          ---------------