Form 10-Q
period 1998-09-30
NTS PROPERTIES IV
filed 1998-11-16
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                                                YES  X         NO

Exhibit Index: See page 23
Total Pages: 24

                                TABLE OF CONTENTS


                                                                       Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of September 30, 1998 and December 31, 1997               3

            Statements of Operations
              For the three months and nine months ended
               September 30, 1998 and 1997                                 4

            Statements of Cash Flows
              For the three months and nine months ended
           September 30, 1998 and 1997                                     5

            Notes To Financial Statements                               6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11-22


                                     PART II

Item 3. Defaults Upon Senior Securities                                   23

Item 6. Exhibits and Reports on Form 8-K                                  23

Signatures                                                                24

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                NTS-PROPERTIES IV

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                     As of               As of
                                               September 30, 1998  December 31, 1997*
                                               ------------------  ------------------
ASSETS
Cash and equivalents                               $   268,841       $   276,145
Cash and equivalents - restricted                      219,084           108,724
Investment securities                                  357,382           422,336
Accounts receivable                                    183,956           243,134
Land, buildings and amenities, net
 (Note 9)                                           12,623,280        13,023,781
Asset held for sale                                    297,251           297,251
Other assets                                           372,054           440,937
                                                   -----------       -----------

                                                   $14,321,848       $14,812,308
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $10,201,039       $10,706,802
Accounts payable - operations                          105,745           113,724
Accounts payable - construction                         82,819             8,694
Security deposits                                       81,080            83,390
Other liabilities                                      246,349            65,473
                                                   -----------       -----------

                                                    10,717,032        10,978,083

Commitments and Contingencies

Partners' equity                                     3,604,816         3,834,225
                                                   -----------       -----------

                                                   $14,321,848       $14,812,308
                                                   ===========       ===========

                                   Limited           General
                                   Partners          Partner         Total
                                   --------          -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                  $ 25,834,899       $      --    $ 25,834,899
Net income - prior years              288,540           2,916         291,456
Net income - current year              12,977             131          13,108
Cash distributions declared to
 date                             (21,586,280)       (218,253)    (21,804,533)
Repurchase of limited
 partnership Units                   (730,114)             --        (730,114)
                                 ------------    ------------    ------------

Balances at September 30, 1998   $  3,820,022    $   (215,206)   $  3,604,816
                                 ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS



                                         Three Months Ended           Nine Months Ended
                                           September 30,                September 30,
                                           -------------                -------------
                                        1998           1997          1998           1997
                                        -----         ------        ------         ------
REVENUES:
 Rental income                      $   879,978    $   920,175    $ 2,719,620   $ 2,659,396
 Interest and other income                9,204         11,290         35,206        25,778
                                    -----------    -----------    -----------   -----------
                                                                                  2,754,826
                                                       889,182        931,465     2,685,174

EXPENSES:
  Operating expenses                    199,897        212,442        605,873       590,977
  Operating expenses - affiliated       116,543        106,977        347,189       299,867
 Write-off of unamortized land
  improvements and amenities              9,458             --         11,333            --
  Amortization of capitalized
     leasing costs                        3,729          5,256         11,187        15,707
  Interest expense                      202,889        214,135        621,815       647,539
  Management fees                        52,600         54,273        157,823       152,754
  Real estate taxes                      53,435         54,313        161,237       163,064
  Professional and administrative
     expenses                            26,590         24,726         79,131        76,310
  Professional and administrative
     expenses - affiliated               37,941         37,967        119,816       115,954
  Depreciation and amortization         198,291        226,476        626,314       680,216
                                    -----------    -----------    -----------   -----------

                                        901,373        936,565      2,741,718     2,742,388
                                    -----------    -----------    -----------   -----------

Net income (loss)                   $   (12,191)   $    (5,100)   $    13,108   $   (57,214)
                                    ===========    ===========    ===========   ===========

Net income (loss) allocated to
  the limited partners              $   (12,069)   $    (5,049)   $    12,977   $   (56,642)
                                    ===========    ===========    ===========   ===========
Net income (loss) per limited
  partnership unit                  $     (0.47)   $      (.19)   $       .50   $     (2.12)
                                    ===========    ===========    ===========   ===========
Weighted average number of
 limited partnership units               25,770         26,689         26,123        26,714
                                    ===========    ===========    ===========   ===========



                                NTS-PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                    -------------                  -------------
                                                 1998           1997           1998            1997
                                                ------         ------         ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $   (12,191)   $    (5,100)   $    13,108    $   (57,214)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Accrued interest on investment
   securities                                      1,571         (2,697)        (2,382)        (2,697)
  Write-off of unamortized land
   improvements and amenities                      9,458             --         11,333             --
   Amortization of capitalized leasing
      costs                                        3,729          5,256         11,187         15,707
      Depreciation and amortization              198,291        226,476        626,314        680,216
      Changes in assets and liabilities:
        Cash and equivalents - restricted        (50,505)       (49,578)      (107,065)      (149,567)
        Accounts receivable                       41,817         29,312         59,178         61,707
        Other assets                              15,704          5,770         34,067         10,032
        Accounts payable                         (28,651)        26,646         (7,979)        29,547
        Security deposits                         (6,330)         1,020         (2,310)         4,577
        Other liabilities                         68,973        206,363        180,876        328,662
                                             -----------    -----------    -----------    -----------

   Net cash provided by operating
      activities                                 241,866        443,468        816,327        920,970
                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
(151,586) to land, buildings and
  amenities                                      (56,123)        (7,566)       (40,555)
Purchase of investment securities               (505,000)      (482,849)    (1,125,550)      (599,777)
Maturity of investment securities                451,808        116,928      1,192,885        116,928
                                             -----------    -----------    -----------    -----------

   Net cash used in investing activities        (109,315)      (373,487)       (84,251)      (523,404)
                                             -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable         (177,252)      (144,305)      (505,763)      (420,103)
Decrease (increase) in loan costs                 (2,212)            --         12,198             --
Repurchase of limited partnership Units         (133,790)            --       (242,520)       (33,900)
Decrease (increase) in cash and
  equivalents - restricted                        73,040             --         (3,295)          (250)
                                             -----------    -----------    -----------    -----------

  Net cash used in financing activities         (240,214)      (144,305)      (739,380)      (454,253)
                                             -----------    -----------    -----------    -----------

   Net decrease in cash and equivalents         (107,663)       (74,324)        (7,304)       (56,687)

CASH AND EQUIVALENTS, beginning of period        376,504        364,116        276,145        346,479
                                             -----------    -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period          $   268,841    $   289,792    $   268,841    $   289,792
                                             ===========    ===========    ===========    ===========

Interest paid on a cash basis                $   204,165    $   214,144    $   605,272    $   651,103
                                             ===========    ===========    ===========    ===========




                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund $60,000 to the Interest Repurchase Reserve. With these funds the Partnership repurchased 400 Units at a price of $150 per Unit. On May 15, 1998, the Partnership elected to fund $64,000 to the Interest Repurchase Reserve. With the May 15, 1998 funding, the Partnership repurchased 43 Units at a price of $160 per Unit. On June 30, 1998, the Partnership elected to fund $16,065 to its Interest Repurchase Reserve enabling the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase 357 Units at a price of $205 per Unit. On September 10, 1998 the Partnership elected to fund an additional $61,500 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 300 Units at a price of $205 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current fundings, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From February 1996 to September 30, 1998, the Partnership has repurchased a total of 4,436 Units for $700,920. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The balance in the Interest Repurchase Reserve as of September 30, 1998 is $4,045.

4.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the nine months ended September 30, 1998 and 1997, the Partnership sold no investment securities.

     ---------------------------------

     The following provides details regarding the investments held at September 30, 1998:

                                   Amortized      Maturity       Value at
                Type                 Cost           Date         Maturity
                ----                 ----           ----         --------
     Certificate of Deposit        $ 126,136      11/02/98      $ 126,722
     Certificate of Deposit           40,334      12/02/98         40,698
     Certificate of Deposit           40,258      01/04/99         40,815
     Certificate of Deposit           50,218      12/02/98         50,668
     Certificate of Deposit           50,218      01/04/99         50,908
     Certificate of Deposit           50,218      02/01/99         51,110
                                   ---------                     --------
                                   $ 357,382                    $ 360,921
                                   =========                     ========

     The following provides details regarding the investments held at December 31, 1997:

                                  Amortized     Maturity         Value at
                Type                Cost           Date          Maturity
                ----               ------         ------         --------
     Certificate of Deposit       $ 101,627      01/30/98       $ 102,052
     Certificate of Deposit         120,091      02/27/98         121,081
     Certificate of Deposit         100,467      03/31/98         101,808
     Certificate of Deposit         100,151      04/03/98         101,537
                                  ---------                      --------
                                  $ 422,336                     $ 426,478
                                  =========                      ========

5.   Basis of Property
     -----------------

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the nine months ended September 30, 1998 and 1997 did not result in an impairment loss.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     8.8%, due October 1, 2004,
     secured by land and building                  $ 2,053,160     $ 2,238,591

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.15%, due January 5, 2013,
     secured by land, buildings and amenities        1,947,175       1,998,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.15%, due January 5, 2013,
     secured by land, building and amenities         1,853,617       1,902,000

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                    1,084,646       1,163,828


                              (Continued next page)

                                                   September 30,  December 31,
                                                       1998          1997
                                                       ----          ----
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     8.125%, due August 1, 2008
     secured by land and building                 $    955,136   $ 1,000,809

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building
     (University Business Center Phase II -
     see Note 9)                                       915,504       959,282

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                      887,761       930,213

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities          315,569       321,854

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities          188,471       192,225
                                                    ----------    ----------
                                                   $10,201,039   $10,706,802
                                                    ==========    ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

7.   Related Party Transactions
     --------------------------

     Property management fees of $157,823 and $152,754 were paid to NTS Development Company, an affiliate of the General Partner of the
     Partnership, for the nine months ended September 30, 1998 and 1997, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $9,231 and $3,518 as a repair and maintenance fee during the nine months ended September 30, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                              1998                  1997
                                            ---------             ---------

     Administrative                         $ 151,228             $ 149,701
     Leasing                                   93,011                92,454
     Property management                      220,747               194,651
     Other                                     22,391                 4,615
                                            ---------              --------

                                            $ 487,377             $ 441,421
                                            =========              ========

8.   Commitments and Contingencies
     -----------------------------

     On September 8, 1998, NTS-Properties V and the Lakeshore/University II("L/U II")Joint Venture, affiliates of the General Partner of the Partnership, entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for the sale of University Business Center Phases I and II office buildings and Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase III; $8,975,000 for Phase II). University Business Center Phase I and Phase III are owned by NTS-Properties V. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns an 18% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contracts, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. (See Note 9 Subsequent Events). The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phase I and Phase II.

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

     As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

9.   Subsequent Events
     -----------------

     On October 6, 1998 pursuant to the contracts executed on September 8, 1998 as discussed above, the Lakeshore/University II Joint Venture ("L/U II") Joint Venture and NTS Properties V, affiliates of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc., for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II).
     University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns an 18% interest. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($1,300,000 and $915,504, respectively, as recorded on the accompanying balance sheet). Other net assets and liabilities associated with this property included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of $10,468,000 ($4,633,000 for Phase I and $5,835,000 for Phase II)on these properties. The Partnership will use the remainder of the proceeds from this sale for development costs associated with Lakeshore

     -----------------------------

     Business Center Phase III which is to be constructed on land owned by the L/U II Joint Venture. As permitted by the contract, the Purchaser has deferred the closing of the Phase III vacant land for a period of up to 18-months after the closing date of Phases I and II.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                         1998          1997
                                                         ----          ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                      89%           78%

Plainview Point Office Center Phases I and II             67%           84%

The Willows of Plainview Phase I                          93%           98%

Property Owned in Joint Venture with NTS-
Properties V (Ownership % at September 30,
1998)
------------------------------------------

The Willows of Plainview Phase II (10%)                   89%           90%

Properties Owned in Joint Venture with NTS-
Properties VI (Ownership % at September 30,
1998)
-------------------------------------------

Golf Brook Apartments (4%)                                96%           97%

Plainview Point III Office Center (5%)                   100%           88%

Property Owned in Joint Venture with NTS-
Properties VII, Ltd. and NTS-Properties Plus
Ltd. (Ownership % at September 30, 1998)
--------------------------------------------

Blankenbaker Business Center 1A (30%)                    100%          100%

Properties Owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at September 30, 1998)
----------------------------------------------

Lakeshore Business Center Phase I (18%)                   82%           99%

Lakeshore Business Center Phase II (18%)                  86%           96%

University Business Center Phase II (18%)                 88%           99%

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1998 and 1997 was as follows:



                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                           -------------       -------------

                                           1998     1997      1998      1997
                                         -------- --------  --------  --------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I     $176,684 $158,060  $520,574  $493,221

Plainview Point Office Center Phases I
and II                                   $ 86,763 $161,007  $355,840  $434,403


The Willows of Plainview Phase I         $305,315 $304,813  $853,671  $869,058

Property Owned in Joint Venture with
NTS-Properties V (Ownership % at
September 30, 1998)
------------------------------------

The Willows of Plainview Phase II
(10%)                                    $ 33,661 $ 33,349  $ 96,403  $ 97,520

Properties Owned in Joint Venture with
NTS-Properties VI (Ownership % at
September 30, 1998)
--------------------------------------

Golf Brook Apartments (4%)               $ 31,156 $ 28,977  $ 91,260  $ 83,768

Plainview Point III Office Center (5%)   $ 11,048 $  9,497  $ 32,965  $ 29,042

Property Owned in Joint Venture with
NTS-Properties VII, Ltd. And NTS-
Properties Plus Ltd. (Ownership % at
September 30, 1998)
------------------------------------

Blankenbaker Business Center 1A (30%)    $ 70,448 $ 69,422  $206,054  $208,292

Properties Owned through L/U II Joint
Venture (Ownership % at September 30,
1998)
--------------------------------------
Lakeshore Business Center Phase I
(18%)                                    $ 56,120 $ 65,010  $204,937  $190,455

Lakeshore Business Center Phase II
(18%)                                    $ 62,904 $ 62,371  $233,767  $185,426

University Business Center Phase II
(18%)                                    $ 49,734 $ 30,914  $136,669  $ 76,422


   Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

The 11% increase in occupancy at Commonwealth Business Center Phase I from September 30, 1997 to September 30, 1998 is attributed to two expansions totaling approximately 5,000 square feet by existing tenants. Partially offsetting the expansions is one tenant move-out at the end of the lease term of 800 square feet. Average occupancy increased from 83% (1997) to 89% (1998) for the three months ended September 30 and from 84% (1997) to 88% (1998) for the nine month period. The increase in rental and other income at Commonwealth Business Center Phase I for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily due to the increase in average occupancy and an increase in common area expense reimbursements. Tenants at Commonwealth Business Center Phase I reimburse the Partnership for common area expenses as part of the lease agreements.

The 17% decrease in occupancy at Plainview Point Office Center Phases I and II from September 30, 1997 to September 30, 1998 is attributed to three tenant move- outs at the end of the lease term totaling approximately 12,700 square feet. Partially offsetting the move-outs is an expansion by an existing tenant of approximately 2,000 square feet. Average occupancy decreased from 83% (1997) to 67% (1998) for the three months ended September 30 and from 84% (1997) to 71%
(1998) for the nine month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at Plainview Point Office Center Phases I and II for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily a result of the decrease in average occupancy.

The Willows of Plainview Phase I's occupancy decreased from 98% at September 30, 1997 to 93% at September 30, 1998. Average occupancy decreased from 97% (1997) to 94% (1998) for the three months ended September 30 and from 93% (1997) to 91%
(1998) for the nine month period. Occupancy at residential properties fluctuates on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are representative of the entire period's results. The decrease in rental and other income at The Willows of Plainview Phase I for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to the decrease in average occupancy and is partially offset by an increase in income from fully-furnished units. Rental and other income remained fairly constant for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of increased income from fully-furnished units offsetting decreased income resulting from the decrease in average occupancy. Fully-furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase or remain fairly constant when the number of fully-furnished units occupied has increased.

The Willows of Plainview Phase II's occupancy decreased from 90% at September 30, 1997 to 89% at September 30, 1998. Average occupancy decreased from 91%
(1997) to 88% (1998) for the three months ended September 30 and from 91% (1997) to 85% (1998) for the nine month period. Rental and other income at The Willows of Plainview Phase II for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

Golf Brook Apartments occupancy decreased from 97% at September 30, 1997 to 96% at September 30, 1998. Average occupancy decreased from 97% (1997) to 96% (1998) for the three months ended September 30 and increased from 93% (1997) to 96%
(1998) for the nine month period. Rental and other income at Golf Brook Apartments increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily as a result of an increase in rental rates.

---------------------------------

The 12% increase in occupancy at Plainview Point III Office Center from September 30, 1997 to September 30, 1998 is the result of two new leases totaling approximately 7,400 square feet. Average occupancy increased from 88%
(1997) to 100%  (1998)  for the three  months  ended  September  30 and from 90%
(1997) to 97% (1998) for the nine month period. Rental and other income at Plainview Point III Office Center remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997.

Sykes HealthPlan Service Bureau, Inc. (formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Sykes Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Rental and other income at Blankenbaker Business Center 1A remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997.

The 17% decrease in occupancy at Lakeshore Business Center Phase I from September 30, 1997 to September 30, 1998 can be attributed to nine tenant move-outs totaling approximately 25,000 square feet. Two of the nine tenants vacated prior to the end of the lease term. The write-off of accrued income connected with these leases was not significant. The remaining seven tenants vacated at the end of the lease term. The move-outs are partially offset by four new leases totaling approximately 7,300 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1997) to 81% (1998) for the three months ended September 30 and from 96% (1997) to 90% (1998) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase I for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $11,000 or 18%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the nine month period is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements. The increases in rental and other income for the nine month period are partially offset by the decrease in average occupancy. The decrease in rental and other income for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the decrease in average occupancy.

As of September 30, 1998 Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy of the additional space during the fourth quarter of 1998. With this expansion, the business center's occupancy should improve to 85%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 10% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1997 to September 30, 1998 can be attributed to five tenant move-outs totaling approximately 19,000 square feet. The move-outs consist of three tenants (4,500 square feet) vacating prior to the end of the lease term. One of the three tenants (2,300 square feet) is continuing to pay rent through the end of the lease term (February 2000). There was no write-off of accrued income associated with the other two leases. One tenant (4,500 square feet) vacated at the end of the lease term and one tenant negotiated a lease termination (10,000 square feet - the tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $33,000 or 18%). Partially offsetting the move-outs are three new leases totaling approximately 10,000 square feet which includes an expansion of approximately 2,000 square feet by the largest tenant in the building which occupies approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 95% (1997) to 90% (1998) for the three months ended September 30 and increased from 93% (1997) to 95% (1998) for the nine month period. The increase in rental and

---------------------------------

other income at Lakeshore Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to the termination fee paid to the L/U II Joint Venture, as discussed above. Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Rental and other income at Lakeshore Business Center Phase II remained fairly constant for the three months ended September 30, 1998 as compared to the same period in 1997.

In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phases I and II is only a temporary fluctuation and does not represent a downward occupancy trend.

The 11% decrease in occupancy at University Business Center Phase II from September 30, 1997 to September 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating at the end of Crosby's lease term (March 31, 1998) and one tenant move out of approximately 3,700 square feet. The move-outs are partially offset by an expansion of approximately 3,700 square feet by one of Crosby's former subtenants, Full Sail Recorders, Inc.("Full Sail"). In 1995 and 1996, Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a discussion regarding Crosby and Full Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 86% (1998) for the three months ended September 30 and decreased from 99% (1997) to 91% (1998) for the nine month period. The increase in rental and other income at University Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $13,000 or 18%. The increase in rental and other income at University Business Center Phase II for the nine month period can also be attributed to two new leases that became effective during 1998 at a higher rental rate than the sub-tenant rate and an increase in common area expense reimbursements. The increase in rental and other income at University Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 is a result of an increase in common area expense reimbursements. Sub-tenants at the business center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income beginning the second quarter of 1998.

Crosby previously leased 100% of University Business Center Phase II, which is owned by the L/U II Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail, a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees were made directly to the Joint Venture.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1998 or 1997.

---------------------------------

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income increased for the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of an increase in cash reserves available for investment. Interest and other income remained fairly constant for the three months ended September 30, 1998 as compared to the same period in 1997.

Operating expenses remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997

The increase in operating expenses - affiliated for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to increased property management costs at Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II, Plainview Point III Office Center and Blankenbaker Business Center 1A. There were no significant fluctuations in operating expenses - affiliated at the Partnership's residential properties for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1998 write-off of unamortized land improvements and amenities can be attributed primarily to The Willows of Plainview Phases I and II. The write-off was a result of new property signage, updating the model apartments and pool renovations. In order to complete these projects, it was necessary to replace assets which had not been fully depreciated. This results in a write-off of unamortized land improvements and amenities.

The change in amortization of capitalized leasing costs for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is not significant.

Interest expense decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 due primarily to continued principal payments on the mortgages payable of the Partnership and its Joint Venture properties. The decrease in interest expense is partially offset by a higher interest rate on the financing obtained by the Partnership in December 1997 (7.15% as compared to a rate of 7% on the previous debt). See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

The decrease in depreciation and amortization expense for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due to a portion of the assets at the Partnership's joint venture properties (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method of depreciation over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,600,000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Partnership had a mortgage payable with an insurance company in the amount of $2,053,160. The mortgage payable is due October 1, 2004, bears interest at a fixed rate of 8.8% and is secured by Commonwealth Business Center Phase I. Monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1998, the Partnership had two mortgage loans with an insurance company. The outstanding balances of the loans as of September 30, 1998 were $1,947,175 and $1,853,617, respectively, for a total of $3,800,792.
The mortgages bear interest at a fixed rate of 7.15%, are due January 5, 2013, and are secured by The Willows of Plainview Phase I. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of September 30, 1998, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,603,474. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1998 is $1,084,646. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1998, the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1998 were $5,350,902, $5,128,872 and $4,973,452 for a total of $15,453,226. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1998 was $955,136, $915,504 and $887,761, respectively, for a total of $2,758,401. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. Subsequent to September 30, 1998, the L/U II Joint Venture used proceeds received from the sale of University Business Center Phase II to repay in full the $5,128,872 mortgage payable. See below for the details of this sale.

As of September 30, 1998, The Willows of Plainview Phase II, an apartment joint venture between the Partnership and NTS-Properties V, had two mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1998 were $3,112,118 and $1,858,694, respectively, for a total of $4,970,812. The Partnership's proportionate interest in the loans at September 30, 1998 was $315,569 and $188,471, respectively, for a total of $504,040. The mortgages bear interest at a fixed rate of 7.2%, are due January 5, 2013 and are secured by the assets of the Joint Venture. Monthly principal payment are based upon a 15-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

-------------------------------------------

Cash provided by operations for the nine months ended  September 30 was $816,327
(1998) and $920,970 (1997). No distribution has been made since the quarter ended September 30, 1996 due to uncertainties involving the Crosby lease as discussed below. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $626,223 and $775,338 at September 30, 1998 and 1997, respectively.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit with initial maturities of greater than three months to improve the return of its cash reserves. The partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows used in financing activities are for principal payments on mortgages payable, loan costs, repurchases of limited partnership Units and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by the financing activities are from a decrease in loan costs (refund of loan application fee). The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities, and the repayment of the mortgage payable which was secured by University Business Center Phase II, as discussed above.

Due to the fact that no distributions were made during the nine months ended September 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of September 30, 1998, a current tenant at Plainview Point Office Center Phases I and II has committed to an expansion of approximately 6,400 square feet. The tenant is expected to take occupancy of the additional space no later than the fourth quarter of 1999. The Partnership has a commitment for approximately $30,000 of tenant finish improvements which are to be completed before the tenant takes occupancy.

As of September 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $98,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $18,000 or 18%. The project is expected to be completed during the fourth quarter of 1998.

The Partnership also anticipates a demand on future liquidity as a result of a planned renovation of the community's clubhouse at The Willows of Plainview. At this time, the cost and extent of the renovation has not been determined. The cost of the common clubhouse renovation will be shared proportionately by Phase I and II of The Willows of Plainview.

The source of funds for the commitments and project referred to above is expected to be cash flow from operations and/or cash reserves.

-------------------------------------------

The Partnership had no other material commitments for renovations or capital improvements as of September 30, 1998.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during the next 12 months or obtain new tenants are unknown.

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgrades to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $70,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. On January 13, 1998, the Partnership elected to fund $60,000 to the Interest Repurchase Reserve. With these funds the Partnership repurchased 400 Units at a price of $150 per Unit. On May 15, 1998, the Partnership elected to fund an additional $64,000 to the Interest Repurchase Reserve. With the May 15, 1998 funding, the Partnership repurchased 43 Units at a price of $160 per Unit. On June 30, 1998, the Partnership elected to fund $16,065 to its Interest Repurchase Reserve enabling the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase 357 Units at a price of $205 per Unit. On September 10, 1998 the Partnership elected to fund an additional $61,500 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 300 Units at a price of $205 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current fundings, those additional Units may be repurchased in subsequent quarters. The offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From February 1996 to September 30, 1998, the Partnership has repurchased a total of 4,436 Units for $700,920. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The balance in the Interest Repurchase Reserve as of September 30, 1998 is $4,045.

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

-------------------------------------------

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1998 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

On September 8, 1998, NTS-Properties V and the L/U II Joint Venture, affiliates of the General Partner of the Partnership, entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail, for the sale of University Business Center Phases I and II office buildings and Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase II; $8,975,000 for Phase II). University Business Center Phase I and Phase III are owned by NTS- Properties V. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns an 18% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contracts, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. See below for additional information regarding this transaction. The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phase I and II.

On October 6, 1998 pursuant to the contract executed on September 8, 1998, the L/U II Joint Venture and NTS Properties V, affiliates of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns an 18% interest. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($1,300,000 and $915,504, respectively, as recorded on the accompanying balance sheet). Other net assets and liabilities associated with this property included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of $10,468,000 relating to these properties ($4,633,000 for Phase I and $5,835,000 for Phase II). The Partnership will use the remainder of the proceeds from this sale for development costs associated with Lakeshore Business Center Phase III which will be constructed on land owned by the L/U II Joint Venture. As permitted by the contract, the Purchaser has deferred the closing of Phase III vacant land for a period of up to 18-months after the closing date of Phase I and II.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

             None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K was filed on September 11, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $61,500 to its Interest Repurchase Reserve.

                 Form 8-K was filed September 14, 1998 to report in Item 5 that NTS Properties V and the Lakeshore/University Joint Venture, affiliates of the General Partner of the Partnership, entered into two contracts with Silver City Properties, Ltd. for the sale of University Business Center Phases I and II office buildings and Phase III vacant land.

Items 1,2,4, and 5 are not applicable and have been omitted.

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



Date: November 13, 1998