Form 10-K405
period 1998-12-31
NTS PROPERTIES IV
filed 1999-04-15
CIK 719589

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-K

(Mark One)

    X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934

           For the fiscal year ended  December 31, 1998
                                     -------------------

                                       OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                         Commission file number  0-11655
                                                ---------

                                NTS-PROPERTIES IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Kentucky                                 61-1026356
-----------------------------------          ----------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


      10172 Linn Station Road
      Louisville, Kentucky                              40223
----------------------------------------     ----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (502) 426-4800
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO
                                                    ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 54
Total Pages: 59

                                     TABLE OF CONTENTS


                                                                          Pages
                                     PART I

Items 1 and 2       Business and Properties                                3-17
Item 3              Legal Proceedings                                        17
Item 4              Submission of Matters to a Vote of
                      Security Holders                                       17


                                     PART II


Item 5              Market for the Registrant's Limited Partnership
                      Interests and Related Partner Matters                  18
Item 6              Selected Financial Data                                  19
Item 7              Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       20-29
Item 8              Financial Statements and Supplementary Data           30-50
Item 9              Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                 51


                                    PART III


Item 10             Directors and Executive Officers of the
                      Registrant                                             52
Item 11             Management Remuneration and Transactions                 53
Item 12             Security Ownership of Certain Beneficial
                      Owners and Management                                  53
Item 13             Certain Relationships and Related Transactions           53


                                     PART IV


Item 14             Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                             54-58


Signatures                                                                   59

                                     PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

DEVELOPMENT OF BUSINESS

NTS-Properties IV., Ltd., a Kentucky Limited Partnership, (the "Partnership" or "NTS-Properties IV") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership. As of December 31, 1998, the Partnership owned the following properties:

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

     - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

     - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties V, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 10% at December 31, 1998.

     - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties VI, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 4% at December 31, 1998.

     - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 5% at December 31, 1998.

     - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by a joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 30% at December 31, 1998.

     - A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 18% at December 31, 1998.

A description of the properties owned by the L/U II Joint Venture as of December 31, 1998 appears below:

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

As of December 31, 1998, the Partnership's properties were encumbered by mortgages as shown in the table below:


                                               Interest        Maturity              Balance
Property                                         Rate            Date              at 12/31/98
--------                                       --------        --------            -----------
Commonwealth Business Center
Phase I                                           8.8%        10/01/04 (1)          $1,988,590

Plainview Point Office Center Phases
I and II                                           --               --                  None

Willows of Plainview Phase I                      7.15%       01/05/13 (2)          $1,927,484

Willows of Plainview Phase I                      7.15%       01/05/13 (2)          $1,834,872

Willows of Plainview Phase II                     7.2%        01/05/13 (2)          $  312,698 (3)

Willows of Plainview Phase II                     7.2%        01/05/13 (2)          $  186,758 (3)

Golf Brook Apartments                              --               --                See Below

Plainview Point Office Center Phase
III                                                --               --                  None

Blankenbaker Business Center
1A                                                8.5%        11/15/05 (4)          $1,058,249 (5)

Lakeshore Business Center
Phase I                                           8.125%      08/01/08 (6)          $  873,517 (7)

Lakeshore Business Center
Phase II                                          8.125%      08/01/08 (6)          $  939,811 (7)

(1) Current monthly principal payments are based upon 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

(3) This amount represents the Partnership's proportionate interest in the mortgages payable at December 31, 1998. The outstanding balances of the mortgages at December 31, 1998 were $3,080,776 and $1,839,975, respectively.

(4) Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(5) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $3,511,112.

(6) Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(7) This amount represents the Partnerships's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $4,890,913 for Phase I and $5,262,099 for Phase II.

(8) Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. The $8,220,270 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears interest at a fixed rate of 7.43% and matures May 15, 2009.

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

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1998.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Item 8, Note 12 for information regarding the Partnership's operating segments.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. As of December 31, 1998, the L/U II Joint Venture has a contract for the sale of approximately 2.4 acres of land it owns at the Lakeshore Business Center development. See below for the details of this contract. As of December 31, 1998, the L/U II Joint Venture intends to use 3.8 acres of land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. See below for details. Also discussed below is the October 1998 sale of University Business Center Phase II.

The following is information regarding properties that represent either 10% or more of total consolidated assets or revenues as of and for the year ending December 31, 1998.

COMMONWEALTH BUSINESS CENTER PHASE I

Base annual rents, which exclude the cost of utilities, currently range from $7.17 to $15.92 per square foot for ground floor office space, ground floor warehouse space and mezzanine office space. The average base annual rental for all space leased as of December 31, 1998 was $8.08. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years (1). Current leases terminate between 1999 and 2004. Several of the leases provide for renewal options ranging from three to five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 10 tenants leasing office and warehouse space aggregating approximately 50,602 square feet of rentable area (2). The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include a stockbrokerage house, insurance and machinery sales/service. One tenant individually leases more than 10% of Commonwealth Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 89% (1998), 87% (1997), 86% (1996 and 1995) and 82% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

(1)  Excluding a 19,101 square foot lease which is for 10-years.

The following table contains approximate data concerning the leases in effect on December 31, 1998:


                                                     Current Base
                                   Sq. Ft. and       Annual Rental
                                     % of Net       and % of Gross
                      Year of        Rentable         Base Annual        Renewal
No. of Tenants      Expiration       Area(2)            Rental           Options
--------------      ----------     -----------      --------------       -------

Major Tenants (3):
         1             2004       19,101 (33.8%)    $304,116 (50.6%)       None

Other Tenants:
         2             1999        7,634 (13.5%)    $102,127 (17.0%)   2 Three-Year
         3             2000        9,475 (16.7%)    $ 82,272 (13.7%)       (4)
         3             2001        8,792 (15.5%)    $ 67,689 (11.3%)      None
         1             2002        5,600  (9.9%)    $ 44,520  (7.4%)      None

(2) Rentable area includes only ground square feet (office and warehouse space).

(3) Major tenants are those that individually occupy 10 percent or more of the rentable area.

(4)  3 Three-Year and 1 Five-Year.

PLAINVIEW POINT OFFICE CENTER PHASES I AND II

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.69 to $12.50 per square foot. The average base annual rental as of December 31, 1998 was approximately $12.00 per square foot. Office space is ordinarily leased for between three to five years with the majority of current square footage being leased for a term of three years (5). Current leases terminate between 1999 and 2006. One lease provides for a renewal option of five years at a rate which will be negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1998, there were 6 tenants leasing office space aggregating approximately 36,667 square feet of rentable area. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, telemarketing services and insurance. Two tenants individually lease more than 10% of Plainview Point Office Center's rentable area. The occupancy levels at the office center as of December 31 were 65%
(1998), 73% (1997), 88% (1996), 85% (1995) and 74% (1994). See Item 7 for
average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

(5)  Excluding a 22,291 square foot lease which is for 10 years.

The following table contains approximate data concerning the leases in effect on December 31, 1998:

                                                     Current Base
                                   Sq. Ft. and      Annual Rental
                       Year of       % of Net       and % of Gross           Renewal
No. Of Tenants       Expiration    Rentable Area   Base Annual Rental        Options
--------------       ----------   ------------     ------------------       ------------
Major tenants:
        1               1999       6,031 (10.7%)    $ 70,524 (17.1%)         None
        1               2004      22,291 (39.7%)    $239,148 (58.2%)(1)   1 Five-Year

Other Tenants:
        2               1999       3,045 (5.5%)     $ 37,956  (9.2%)         None
       None             2000            --                    --              --
        1               2001       1,141 (2.0%)     $ 13,806  (3.4%)         None
       None           2002-2005         --                    --              --
        1               2006       4,159 (7.4%)     $ 49,908 (12.1%)         None

(1) The lease provides that the tenant will pay its own electricity costs and thus the base rent is below $11.22.

THE WILLOWS OF PLAINVIEW PHASE I

Units at The Willows of Plainview Phase I include one and two-bedroom loft and deluxe apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase I start at $659 for one-bedroom apartments, $919 for two-bedroom apartments and $1,019 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 86% (1998), 92% (1997), 89% (1996), 91% (1995) and 87% (1994). See Item
7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

BLANKENBAKER BUSINESS CENTER 1A

Sykes Health Plan Service Bureau, Inc. (formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1998 was $7.48. The lease term is for 11 years and expires in July 2005. Sykes Health Plan Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1998, 1997, 1996, 1995 and 1994 was 100%. See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the lease in effect as of December 31, 1998:

                                                     Current Base
                                   Sq. Ft. and      Annual Rental
                       Year of       % of Net       and % of Gross           Renewal
No. Of Tenants       Expiration    Rentable Area   Base Annual Rental        Options
--------------       ----------   ------------     ------------------       ------------
Sykes Health Plan
Service Bureau, Inc.         2005        48,463 (100%)     $752,787 (100%)     None

(1)  Rentable area includes only ground floor square feet.

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of is lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 7% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

LAKESHORE BUSINESS CENTER PHASE I

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.25 per square foot for first floor office space, $6.18 to $10.65 per square foot for first floor service space and $9.00 to $12.25 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1998 was $10.85. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years. Current leases expire between 1999 and 2004. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 32 tenants leasing office space (first and second floor) and service space aggregating approximately 88,155 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services and management offices for two cellular communications chain and a soft drink company. There are no tenants that individually lease more than 10% of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 85% (1998), 96% (1997), 92% (1996 and 1995), 80% (1994). See Item 7 for
average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the leases in effect on December 31, 1998:

                                                          Current Base
                                       Sq. Ft. and        Annual Rental
                                         % of Net        and % of Gross
                           Year of       Rentable          Base Annual       Renewal
No. Of Tenants           Expiration        Area              Rental          Options
--------------           ----------   -------------    -----------------  ------------
Major tenants (1):
 None

Other Tenants:
     10                     1999      36,305 (35.1%)    $369,636 (38.6%)  2 Three-Year
     11                     2000      26,453 (25.6%)    $280,764 (29.5%)  2 Three-Year
     5                      2001       9,037  (8.8%)    $105,209 (11.0%)  2 Three-Year
     4                      2002       8,305  (8.0%)    $ 92,592  (9.8%)  2 Three-Year
     1                      2003       1,728  (1.7%)    $ 21,168  (2.2%)       None
     1                      2004       6,327  (6.1%)    $ 87,234  (9.1%)       None

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

LAKESHORE BUSINESS CENTER PHASE II

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.39 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1998 was $11.21. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of three years. Current leases expire between 1999 and 2003.

Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 17 tenants leasing office space (first and second floor) and service space aggregating approximately 75,458 square feet of rentable area
(1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. Two tenants individually lease more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 79% (1998), 100% (1997), 89% (1996), 72% (1995) and 78%
(1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

The following table contains approximate data concerning the leases in effect on December 31, 1998:

                                                          Current Base
                                         Sq. Ft. and      Annual Rental
                                          % of Net       and % of Gross
                           Year of        Rentable         Base Annual        Renewal
No. of Tenants           Expiration        Area(1)           Rental           Options
------------------       ----------    --------------   ----------------   ------------
Major tenants (2):
     1                      1999       10,580 (10.9%)   $127,176 (14.8%)   1 Three-Year
     1                      2002       14,665 (15.1%)   $166,212 (19.3%)    1 Five-Year

Other tenants:
     5                      1999       16,241 (16.7%)   $184,098 (21.4%)   1 Three-Year
     4                      2000       11,124 (11.5%)   $125,642 (14.6%)       None
     3                      2001        9,985 (10.3%)   $106,788 (12.4%)    1 Five-Year
     2                      2002        8,675  (8.9%)   $101,384 (11.8%)        (3)
     1                      2003        4,188  (4.3%)   $ 48,156  (5.6%)        None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

(2) Major tenants are those that occupy 10 percent or more of the rentable square footage.

(3)  1 Three year and 1 Five-Year.

Additional operating data regarding the Partnership's properties is furnished in the following table:

                                           Federal          Realty           Annual
                                          Tax Basis        Tax Rate       Realty Taxes
                                         ----------       ---------       ------------
    WHOLLY-OWNED PROPERTIES

    Commonwealth Business Center
    Phase I                              $4,048,195        $.010910           $ 35,297

    Plainview Point Office Center
    Phases I and II                       3,464,131         .011110             18,358

    The Willows of Plainview
    Phase I                               7,452,416         .011110             50,494

    Percentage ownership has not been applied to the information in the table above and below for properties owned through a joint venture.

                              (Continued next page)

                                           Federal          Realty           Annual
                                          Tax Basis        Tax Rate       Realty Taxes
                                         ----------       ---------       ------------
    PROPERTY OWNED IN JOINT
    VENTURE WITH NTS-PROPERTIES V

    The Willows of Plainview
    Phase II                              7,993,098         .011110             58,361

    PROPERTIES OWNED IN JOINT
    VENTURE WITH NTS-PROPERTIES VI

    Golf Brook Apartments                16,179,398         .018437            280,100

    Plainview Point III Office
    Center                                4,318,750         .011110             34,818

    PROPERTY OWNED IN JOINT
    VENTURE WITH NTS-PROPERTIES
    VII AND NTS-PROPERTIES PLUS
    LTD.

    Blankenbaker Business
    Center 1A                             7,356,545         .010910             56,480

    PROPERTIES OWNED THROUGH
    LAKESHORE/ UNIVERSITY II JOINT
    VENTURE (L/U II JOINT VENTURE

    Lakeshore Business Center
    Phase I                              10,260,812         .026214            126,826

    Lakeshore Business Center
    Phase II                             12,227,459         .026214            144,702

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

INVESTMENT IN JOINT VENTURES

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  September 30, 2028.

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 1998.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1998 is $4,920,751 ($3,080,776 and $1,839,975). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1998 is $499,456 ($312,698 and $186,758). Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 10% at December 31, 1998.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the apartments.
NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1998.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The original borrowings obtained by NTS-Properties VI for Golf Brook Apartments were used to fund a portion of NTS-Properties VI's contribution to the Joint Venture. The current mortgage payable of $8,220,270 is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. At maturity, the loan will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 4% at December 31, 1998.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 30, 2026.

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1998.

The office center is not encumbered by any outstanding mortgages as of December 31, 1998.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 5% at December 31, 1998.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 1998 was $3,511,112. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1998 was $1,058,249. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Service Bureau, Inc. [currently known as Sykes Health Plan Service Bureau, Inc. ("Sykes")] lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the Joint Venture agreement. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Sykes. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, Sykes occupied 100% of the business center. No future contributions are anticipated as of December 31, 1998.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 30% at December 31, 1998.

LAKESHORE/UNIVERSITY II JOINT VENTURE - On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained an 18% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:


         Loan Balance
         at 12/31/98                Encumbered Property
         -------------              -------------------
            $5,262,099              Lakeshore Business Center Phase II
            $4,890,913              Lakeshore Business Center Phase I

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1998 was $1,813,328 ($873,517, and $939,811). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns an 18% interest. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). NTS-Properties IV reflects a gain of approximately $208,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $442,000.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 18% at December 31, 1998.

COMPETITION

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, there are no properties under construction in the respective vicinities in which the properties are located, except for, in the vicinity of Golf Brook Apartments, there are 750 apartment units currently under construction which are scheduled to be completed during the fourth quarter 1999. In the vicinity of The Willows of Plainview, there are 664 apartment units currently under construction which are scheduled to be completed during the second and third quarter of 1999. At this time it is unknown the effect these new units will have on occupancy at Golf Brook Apartments and the Willows of Plainview. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

MANAGEMENT OF PROPERTIES

NTS Development Company, an affiliate of NTS-Properties Associates IV, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates IV. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $204,498 for the year ended December 31, 1998. $134,252 was received from commercial properties and $70,246 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

WORKING CAPITAL PRACTICES

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

SEASONAL OPERATIONS

The Partnership does not consider its operations to be seasonal to any material degree.

CONFLICT OF INTEREST

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the General Partner of the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly. NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. In management's opinion, the agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than that previously described.

EMPLOYEES

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the allocated costs of providing such services. (See Item 8 Note 10 for further discussions of related party transactions).

GOVERNMENTAL CONTRACTS AND REGULATIONS

No portions of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED PARTNER MATTERS

There is no established trading market for the limited partnership interests. The Partnership had 2,313 limited partners as of March 1, 1999. Cash distributions and allocations of income and loss are made as described in
Note 1C to the Partnership's 1998 financial statements.

Annual distributions totaling $8.00 were paid per limited partnership unit during 1996. No distribution was made during 1997 and 1998. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed, as determined by the General Partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                                    1996
                                                 ---------
First quarter                                      $ 3.00
Second quarter                                       3.00
Third quarter                                        2.00
Fourth quarter                                       --
                                                 ---------
                                                   $ 8.00
                                                 ---------
                                                 ---------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.


                                             Net Income          Cash
                                               (Loss)        Distributions     Return of
                                             Allocated         Declared         Capital
                                            -----------      --------------    ---------
         Limited Partners:
                1998                        $ 97,313          $     --         $     --
                1997                         (48,560)               --               --
                1996                         (45,719)           222,842          222,842

         General Partner:
                1998                         $   983          $     --         $     --
                1997                            (490)               --               --
                1996                            (462)             2,251            2,251

Item 6.  SELECTED FINANCIAL DATA

Years ended December 31, 1998, 1997, 1996, 1995 and 1994.


                                          1998                 1997               1996               1995               1994
                                     ------------          ------------       ------------       ------------       ------------
Rental and other income              $  3,619,094          $  3,708,597       $  3,577,554       $  3,285,430       $  2,595,299
Gain on sale of assets                    208,607(1)                 --                 --                 --                 --
Total expenses                         (3,575,343)           (3,680,643)        (3,610,839)        (3,711,915)        (2,901,514)
                                     ------------          ------------       ------------       ------------       ------------
Income (loss) before
  extraordinary item                      252,358                27,954            (33,285)          (426,485)          (306,215)
Extraordinary item                       (154,062)              (77,004)           (12,896)                --                 --
                                     ------------          ------------       ------------       ------------       ------------
Net income (loss)                    $     98,296          $    (49,050)      $    (46,181)      $   (426,485)      $   (306,215)
                                     ------------          ------------       ------------       ------------       ------------
                                     ------------          ------------       ------------       ------------       ------------
Net income (loss)
allocated to:
  General Partner                    $        983          $       (490)      $       (462)      $     (4,265)      $     (3,062)
  Limited partners                   $     97,313          $    (48,560)      $    (45,719)      $   (422,220)      $   (303,153)

Net income (loss) per
limited partnership
units                                $       3.75          $      (1.82)      $      (1.63)      $     (14.19)      $     (10.19)

Weighted average number of limited
partnership units
                                           25,918                26,708             28,012             29,745             29,745

Cumulative net income
(loss)allocated to:
  General Partner                    $      3,899          $      2,916       $      3,406       $      3,868       $      8,133
  Limited partners                   $    385,853          $    288,540       $    337,100       $    382,819       $    805,039

Cumulative taxable
income (loss)
allocated to:
  General Partner                    $    (26,810)         $    (24,092)      $    (24,618)      $    (24,486)      $    (20,830)
  Limited partners                   $ (2,654,795)         $ (2,385,433)      $ (2,437,521)      $ (2,424,353)      $ (2,062,388)

Distributions declared:
 General Partner                     $         --          $         --       $      2,251       $     11,117       $      3,479
 Limited partners                    $         --          $         --       $    222,842       $  1,100,565       $    344,447

Cumulative distributions
 declared to:
  General Partner                    $    218,253          $    218,253       $    218,253       $    216,002       $    204,885
  Limited partners                   $ 21,607,636          $ 21,607,636       $ 21,607,636       $ 21,384,794       $ 20,284,229

At year end:
Land, buildings and
 amenities, net                      $ 11,269,660          $ 13,023,781       $ 13,801,251       $ 14,617,818       $ 11,974,200

Total assets                         $ 13,055,709          $ 14,812,308       $ 15,406,286       $ 16,645,788       $ 15,483,541

Mortgages and notes
 payable                             $  9,121,979          $ 10,706,802       $ 11,236,625       $ 11,592,641       $  8,895,313

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1) See Item 8 Note 11 for the details on the sale of University Business Center Phase II to Silver City Properties, Ltd. on October 6, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and information regarding rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                         Percentage
                                                         Ownership at
                                                          12/31/98       1998(1)    1997    1996
                                                         ------------    -------    ----    ----
WHOLLY-OWNED PROPERTIES

Commonwealth Business Center Phase I                        100%           89%       87%     86%

Plainview Point Office Center Phases I and II (2)
                                                            100%           65%       73%     88%

The Willows of Plainview Phase I (2)                        100%           86%       92%     89%

PROPERTIES OWNED IN JOINT VENTURE WITH
NTS-PROPERTIES V
The Willows of Plainview Phase II                            10%           92%       90%     92%

PROPERTIES OWNED IN JOINT VENTURE WITH
NTS-PROPERTIES VI
Golf Brook Apartments                                         4%           96%       96%     97%

Plainview Point III Office Center (2)(3)                      5%           81%       96%     91%

PROPERTY OWNED IN JOINT VENTURE WITH NTS-PROPERTIES
VII, LTD. AND NTS-PROPERTIES PLUS LTD.
Blankenbaker Business Center 1A                              30%          100%      100%    100%

PROPERTIES OWNED THROUGH LAKESHORE/UNIVERSITY II
JOINT VENTURE (L/U II JOINT VENTURE)
Lakeshore Business Center Phase I (2)(4)                     18%           85%       96%     92%

Lakeshore Business Center Phase II (2)(5)                    18%           79%      100%     89%

University Business Center Phase II                         N/A (6)     N/A(6)       99%     99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) At Plainview Point III Office Center, a current tenant has leased an additional 5,439 square feet. Occupancy of this additional space is planned for the first half of 1999. The office center's occupancy level should increase to 93% at that time.

(4) Subsequent to December 31, 1998, two new five-year leases totaling 6,880 square feet were signed at Lakeshore Business Center Phase I. Both tenants are expected to take occupancy during the first quarter of 1999. With these new leases the business center's occupancy should improve to 89%.

(5) As of December 31, 1998, Lakeshore Business Center Phase II has an additional 5,668 square feet leased to two new tenants. Both tenants took occupancy during the first quarter of 1999 and the business center's occupancy has increased to 85%.

(6) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.

The average occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                      Percentage
                                                       Ownership
                                                      at 12/31/98    1998       1997       1996
                                                      -----------    ----       ----       ----
WHOLLY-OWNED PROPERTIES

Commonwealth Business Center Phase I                       100%       88%        85%        91%

Plainview Point Office Center Phases I and
II (1)                                                     100%       70%        83%        86%

The Willows of Plainview Phase I (1)                       100%       90%        93%        89%

PROPERTIES OWNED IN JOINT VENTURE WITH
NTS-PROPERTIES V

The Willows of Plainview Phase II(1)                        10%       87%        91%        95%

PROPERTIES OWNED IN JOINT VENTURE WITH
NTS-PROPERTIES VI

Golf Brook Apartments                                        4%       96%        93%        94%

Plainview Point III Office Center                            5%       92%        90%        93%

PROPERTY OWNED IN JOINT VENTURE WITH
NTS-PROPERTIES VII, LTD. AND NTS-PROPERTIES
PLUS LTD.

Blankenbaker Business Center 1A                             30%      100%       100%       100%

PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II JOINT VENTURE (L/U
II JOINT VENTURE)

Lakeshore Business Center Phase I(1)                        18%       88%        96%        97%

Lakeshore Business Center Phase II(1)                       18%       91%        94%        80%


University Business Center Phase II                        N/A (2)    91%(3)     99%        99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.

(3)  Represents average occupancy through October 6, 1998.

RENTAL AND OTHER INCOME

The rental and other income generated by the Partnership's properties for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                      Percentage
                                                       Ownership
                                                      at 12/31/98      1998         1997             1996
                                                      -----------      ----         ----             ----
WHOLLY-OWNED PROPERTIES
Commonwealth Business Center
Phase I                                                   100%      $  705,009    $  657,888      $  684,996

Plainview Point Office Center
Phases I and II                                           100%      $  457,904    $  571,950      $  544,023

The Willows of Plainview Phase I
                                                          100%      $1,148,200    $1,231,150      $1,108,767

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-PROPERTIES V

The Willows of Plainview Phase
II                                                         10%      $  130,126    $  137,881      $  123,547

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-PROPERTIES VI

Golf Brook Apartments                                       4%      $  120,971    $  113,578      $  115,828

Plainview Point Office Center
III                                                         5%      $   40,779    $   38,512      $   38,079

PROPERTY OWNED IN JOINT VENTURE
WITH NTS-PROPERTIES VII, LTD.,
AND NTS-PROPERTIES PLUS LTD

Blankenbaker Business Center 1A                            30%      $  276,575    $  277,713      $  277,578

PROPERTIES OWNED THROUGH
LAKESHORE/UNIVERSITY II JOINT
VENTURE (L/U II JOINT VENTURE)

Lakeshore Business Center Phase
I                                                          18%      $  266,873    $  253,826      $  237,375

Lakeshore Business Center Phase
II                                                         18%      $  292,671    $  251,910      $  207,357

University Business Center
Phase II                                                   18%      $  139,220(1) $  148,536      $  215,922

(1) On October 6, 1998, University Business Centers Phase II was sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

The GAIN ON SALE OF ASSET is the result of selling University Business Center Phase II. On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser"), for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns an 18% interest. Portions of the proceeds from this sale were immediately used to pay outstanding debt on the University II property (including interest and prepayment penalty) of approximately $5,933,382.

INTEREST AND OTHER INCOME includes income from investments made by the Partnership with cash reserves. Interest income decreased approximately $34,000 or 37% in 1998 as a result of decreased cash reserves available for investment. Interest income increased approximately $58,000 in 1997 as a result of an increase in cash reserves available for investment. The increase in other income in 1997 is also a result of an insurance claim reimbursement for roof damage exceeding the cost to repair the roof at The Willows of Plainview Phases I and II.

OPERATING EXPENSES increased approximately $150,000 or 23% in 1997 primarily due to increased landscaping costs and legal expenses at the Partnership's commercial properties, increased exterior building renovations at Blankenbaker Business Center 1A and increased advertising expenses at The Willows of Plainview Phase I and II.

OPERATING EXPENSES - AFFILIATED increased approximately $67,000 or 17% in 1998. The increase was primarily the result of increased allocated property management payroll costs at Commonwealth Business Center Phase I and Plainview Point Office Center Phase I and II.

OPERATING EXPENSES - AFFILIATED increased approximately $27,000 or 7% in 1997 primarily due to increased property management payroll costs at the Partnership's commercial properties and at The Willows of Plainview Phases I and II. Operating expenses-affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

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

The 1996 WRITE-OFF OF UNAMORTIZED BUILDING IMPROVEMENTS can be attributed to Plainview Point Office Center Phases I and II. The write-of is the result of an exterior stair replacement and represents the cost of the stairs which were replaced that had not been fully depreciated.

AMORTIZATION OF CAPITALIZED LEASING costs decreased approximately $6,000 or 28% in 1998 as a result of a special tenant allowance at Commonwealth Business Center Phase I becoming fully amortized.

INTEREST EXPENSE decreased approximately $52,000 or 6% in 1998 primarily due to required principal payments on the mortgages payable of the Partnership and its Joint Venture properties. Interest expense also decreased in 1998 as a result of the reduction in debt from the sale of University Business Center Phase II (see discussion above). The decrease in interest expense is partially offset by a higher interest rate on The Willows of Plainview Phase I financing the Partnership obtained December 1997 (7.15% as compared to a rate of 7% on the previous mortgage).

INTEREST EXPENSE decreased approximately $85,000 or 9% in 1997 primarily due to a lower interest rates on the permanent financing the Partnership obtained by the L/U II Joint Venture in July 1996 (8.125% compared to a rate of 10.6% on the previous mortgage). The decrease is also due to continued principal payments on the mortgages payable by the Partnership and its Joint Venture properties.

MANAGEMENT FEES are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

REAL ESTATE TAXES decreased approximately $12,000 or 5% in 1998 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phase II in October 1998 (see discussions above).

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $13,000 or 12% in 1998 as a result of costs incurred in connection with the Tender Offer. Professional and administrative expenses increased approximately $7,500 or 8% in 1997 primarily as a result of outside legal fees.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED decreased approximately $21,000 or 12% in 1997 mainly due to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

DEPRECIATION AND AMORTIZATION decreased approximately $100,000 or 11% in 1998 primarily as a result of a portion of the original assets at Blankenbaker Business Center 1A becoming fully depreciated and the result of the sale of University Business Center Phase II in October 1998 (see discussion below). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $23,592,217.

The 1998 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to the sale of University Business Center Phase II (see discussion above). A portion of the proceeds from the sale was used to retire a $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnerships proportionate share was $136,449, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expensed due to the fact that the mortgage was repaid prior to its maturity.

The 1997 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to loan costs associated with The Willows of Plainview Phase I and II mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003).

The 1996 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to loan costs associated with L/U II Joint Venture's note payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998).

CONSOLIDATED CASH FLOWS AND FINANCIAL CONDITION

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities were from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units through the Tender Offer or the Interest Repurchase Reserve. Cash flows provided by financing activities represent an increase in mortgages payable. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flows from operating activities.

Cash flows provided by (used in):


                                        1998              1997              1996
                                        ----              ----              ----
Operating activities                 $   985,883       $ 1,176,545       $   936,169
Investing activities                   1,454,698          (517,720)          294,832
Financing activities                  (2,075,757)         (729,159)       (1,161,132)
                                     -----------       -----------       -----------
Net increase (decrease) in cash
and equivalents                      $   364,824       $   (70,334)      $    69,869
                                     -----------       -----------       -----------
                                     -----------       -----------       -----------

Net cash provided by operating activities decreased approximately $191,000 or 16% in 1998. The decrease was primarily driven by a decrease in net working capital assets and liabilities (excluding cash).

Net cash provided by operating activities increased approximately $240,000 or 26% in 1997. The increase was primarily driven by an increase in net working capital assets and a decrease in accounts payable.

Net cash provided by investing activities increased approximately $1,970,000 in 1998. The increase in cash provided by investing activities was primarily driven by the proceeds from the sale of assets and net maturities of investment securities over purchases partially offset by increased capital expenditures.

Net cash provided by investing activities deceased approximately $810,000 in 1997. The decrease was primarily a result of net purchases of investment securities over maturities.

Net cash used in financing activities totaled $2,075,757, $729,159 and $1,161,132 in 1998, 1997 and 1996, respectively. The approximate $1,347,000 increase in net cash used in financing activities in 1998 as compared to 1997 is primarily a result of increased principal payments on mortgages payable and increased funds used for the repurchase of limited partnership Units through the Interest Repurchase Reserve and increased funds reserved for the repurchase of limited partnership Units through the Tender Offer. Net cash used in financing activities decreased approximately $430,000 in 1997 as compared to 1996. The decrease was primarily driven by decreased cash distributions and decreased funds used for the repurchase of limited partnership Units through the Interest Repurchase Reserve.

During 1996, a 1.05% (annualized) cash distribution of $225,093 was made. The annualized distribution rate is calculated as a percent of the original capital contribution less a return of capital of $235.64 per limited partnership unit made from the proceeds of the sale of Sabal Club Apartments in 1988. The limited partners received 99% and the General Partners received 1% of these distributions. No distributions were made during the years ended December 31, 1998 and 1997 or the quarter ended December 31, 1996. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from distributions which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $783,538, $698,481 and $346,479 at December 31, 1998, 1997 and 1996, respectively.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1999 or obtain new tenants are unknown.

The Partnership had no material commitments for renovations or capital improvements as of December 31, 1998.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.


                                      Net Income          Cash            Return
                                         (loss)       Distributions         of
                                       Allocated         Declared         Capital
                                      ----------      -------------       -------
        Limited Partners:

              1998                    $   97,313        $     --          $     --
              1997                       (48,560)             --                --
              1996                       (45,719)          222,842          222,842

        General Partner:

              1998                    $      983        $      --         $     --
              1997                          (490)       $      --         $     --
              1996                          (462)             2,251            2,251

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. On January 10, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1998, the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The amount of funds required by the

Partnership to fund the Offer is estimated to be approximately $20,000 for its proportionate share of the expenses associated with administering the Offer). The Offer stated that the Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, does not intend to participate in the Tender Offer. Under the terms of the Offer, the Offer was to expire on February 19, 1999 unless extended.

As of February 19, 1999, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1998 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land and plans for the construction of Lakeshore Business Center Phase III.

As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to December 31, 1998, the re-zoning has not yet been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of December 31, 1998 the L/U II Joint Venture intends to use the remaining
3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. The Partnership and NTS-Properties Plus, which currently have an 18% and 12% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership and NTS-Properties Plus have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are handled by an on-site leasing agent, an employee of NTS Development Company, (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, employees of NTS Development Company, located in

Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I and II provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Lakeshore Business Center Phases I and II also provide for rent increases which are based upon increases in the consumer price index. Leases at Plainview Point Office Center Phases I and II and Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

YEAR 2000

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $70,000 over 1998 and 1999. Costs incurred through December 31, 1998 are approximately $13,000. These costs include primarily hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $376,000 decrease in the fair value of debt.

CAUTIONARY STATEMENTS

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as " the Partnership anticipates ", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of commercial office buildings, business centers and an apartment complex. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 7% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV,

We have audited the accompanying balance sheets of NTS-Properties IV, (a Kentucky limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 55 through 58 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12, 1999

                                NTS-PROPERTIES IV

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                               1998             1997
                                           -----------      -----------
ASSETS

Cash and equivalents                       $   640,969      $   276,145
Cash and equivalents - restricted              183,050          108,724
Investment securities                          142,569          422,336
Accounts receivable, net of allowance
 for doubtful accounts of $1,972
 (1998) and $0 (1997)                          183,170          243,134
Land, buildings and amenities, net          11,269,660       13,023,781
Asset held for sale and development            297,251          297,251
Other assets                                   339,040          440,937
                                           -----------      -----------
                                           $13,055,709      $14,812,308
                                           -----------      -----------
                                           -----------      -----------
LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                          $ 9,121,979      $10,706,802
Accounts payable                               115,103          122,418
Security deposits                               75,108           83,390
Other Liabilities                               53,518           65,473
                                           -----------      -----------
                                             9,365,708       10,978,083

Commitments and Contingencies
Partners' equity                             3,690,001        3,834,225
                                           -----------      -----------
                                           $13,055,709      $14,812,308
                                           -----------      -----------
                                           -----------      -----------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998              1997              1996
                                                                 -----------      ------------      ------------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $2,043 (1998) and
  $0(1997 and 1996)                                              $ 3,561,342       $ 3,616,883       $ 3,544,153
 Gain on sale of asset                                               208,607                --                --
 Interest and other income                                            57,752            91,714            33,401
                                                                 -----------      ------------      ------------
                                                                   3,827,701         3,708,597         3,577,554
Expenses:
 Operating expenses                                                  785,718           813,091           662,463
 Operating expenses - affiliated                                     466,497           398,950           371,856
 Write-off of unamortized improvements                                13,081                --             6,871
 Amortization of capitalized leasing
  costs                                                               14,998            20,951            20,908
 Interest expense                                                    803,140           855,488           940,941
 Management fees                                                     204,498           208,837           204,165
 Real estate taxes                                                   212,763           224,345           220,956
 Professional and administrative
  expenses                                                           114,956           102,345            94,799
 Professional and administrative
  expenses - affiliated                                              154,605           150,715           171,778
 Depreciation and amortization                                       805,087           905,921           916,102
                                                                 -----------      ------------      ------------
                                                                   3,575,343         3,680,643         3,610,839
                                                                 -----------      ------------      ------------
Income (loss) before extraordinary item                              252,358            27,954           (33,285)
Extraordinary item - early extinguishment of debt                   (154,062)          (77,004)          (12,896)
                                                                 -----------      ------------      ------------
Net income (loss)                                                $    98,296       $   (49,050)      $   (46,181)
                                                                 -----------      ------------      ------------
                                                                 -----------      ------------      ------------
Net income (loss) allocated to the limited
  partners:
  Income (loss) before extraordinary item                        $   249,834       $    27,674       $   (32,952)
  Extraordinary item                                                (152,521)          (76,234)          (12,767)
                                                                 -----------      ------------      ------------
  Net income (loss)                                              $    97,313       $   (48,560)      $   (45,719)
                                                                 -----------      ------------      ------------
                                                                 -----------      ------------      ------------
Net income (loss) per limited partnership Unit:
  Income (loss) before extraordinary item                        $      9.64       $      1.03       $     (1.18)
  Extraordinary item                                                   (5.89)            (2.85)             (.45)
                                                                 -----------      ------------      ------------
Net income (loss) per limited partnership Unit                   $      3.75       $     (1.82)      $     (1.63)
                                                                 -----------      ------------      ------------
                                                                 -----------      ------------      ------------
Weighted average number of limited
 partnership units                                                    25,918            26,708            28,012
                                                                 -----------      ------------      ------------
                                                                 -----------      ------------      ------------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                       STATEMENTS OF PARTNERS' EQUITY (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          Limited           General
                                         Partners           Partners            Total
                                        ------------      ------------      ------------
Balances at December 31, 1995           $ 4,825,084       $  (212,135)      $ 4,612,949
 Net loss                                   (45,719)             (462)          (46,181)
 Distributions declared                    (222,842)           (2,251)         (225,093)
 Repurchase of limited partnership
       Units                               (424,500)               --          (424,500)
                                        ------------      ------------      ------------
Balances at December 31, 1996             4,132,023          (214,848)        3,917,175
 Net loss                                   (48,560)             (490)          (49,050)
 Repurchase of limited partnership
       Units                                (33,900)               --           (33,900)
                                        ------------      ------------      ------------
Balances at December 31, 1997             4,049,563          (215,338)        3,834,225
 Net loss                                    97,313               983            98,296
 Repurchase of limited partnership
       Units                               (242,520)               --          (242,520)
                                        ------------      ------------      ------------
Balances at December 31, 1998           $ 3,904,356       $  (214,355)      $ 3,690,001
                                        ------------      ------------      ------------
                                        ------------      ------------      ------------

The accompanying notes to financial statements are an integral part of these statements.

     (1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, REPORTING COMPREHENSIVE INCOME.


                                NTS-PROPERTIES IV
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998              1997              1996
                                                     -----------       ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $    98,296       $   (49,050)      $   (46,181)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Gain on sale of assets                                  (208,607)               --                --
Extraordinary item - early extinguishment of
 debt                                                    154,062            77,004            12,896
Accrued interest on investment securities                 (2,569)           (3,877)            3,642
Provision for doubtful accounts                            2,043                --                --
Write-off of unamortized improvements                     13,081                --             6,871
Amortization of capitalized leasing costs                 14,998            20,951            20,908
Depreciation and amortization                            805,087           905,921           916,102
Changes in assets and liabilities:
 Cash and equivalents - restricted                        47,924             4,719            (8,834)
 Accounts receivable                                      57,921           103,999            84,639
 Other assets                                             44,359           100,947            13,366
 Accounts payable - operations                           (20,479)          (22,608)          (76,265)
 Security deposits                                        (8,282)             (521)              (84)
 Other liabilities                                       (11,951)           39,060             9,109
                                                     -----------       ------------     -------------
  Net cash provided by operating activities              985,883         1,176,545           936,169
                                                     -----------       ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets before payment
   of debt                                             1,498,242                --                --
Additions to land, buildings and amenities              (334,563)          (99,261)         (108,563)
Decrease (increase) in cash and equivalents -
  restricted                                                  --                --             2,450
Purchase of investment securities                     (1,125,550)         (799,777)               --
Maturity of investment securities                      1,407,885           381,318           400,945
Other                                                      8,684                --                --
                                                     -----------       ------------     -------------
  Net cash provided by (used in) investing
    activities                                         1,454,698          (517,720)          294,832
                                                     -----------       ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                 --         4,414,080         3,105,900
Principal payments on mortgages and notes
 payable                                              (1,584,823)       (4,943,902)       (3,461,916)
Early principal payment penalty                         (136,449)               --                --
Cash distributions                                            --                --          (315,228)
Decrease in loan costs                                    10,285                --                --
Additions to loan costs                                       --          (120,187)          (64,888)
Repurchase of limited partnership Units                 (242,520)          (33,900)         (424,500)
Increase in cash and equivalents - restricted           (122,250)          (45,250)             (500)
                                                     -----------       ------------     -------------

  Net cash used in financing activities               (2,075,757)         (729,159)       (1,161,132)
                                                     -----------       ------------     -------------
  Net increase (decrease) in cash and
   equivalents                                           364,824           (70,334)           69,869

CASH AND EQUIVALENTS, beginning of year                  276,145           346,479           276,610
                                                     -----------       ------------     -------------
CASH AND EQUIVALENTS, end of year                    $   640,969       $   276,145       $   346,479
                                                     -----------       ------------     -------------
                                                     -----------       ------------     -------------

Interest paid on a cash basis                        $   793,577       $   876,871       $   950,760
                                                     -----------       ------------     -------------
                                                     -----------       ------------     -------------

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

     A)   ORGANIZATION

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

          A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                              1998           1997            1996
                                          ----------      ----------      ----------
          Net income (loss)               $  98,296       $ (49,050)      $ (46,181)
          Items handled differently
            for tax purposes:
           Gain on sale of assets          (329,513)             --              --
            Depreciation and
             amortization                   (46,238)         (1,014)        (18,531)
            Capitalized leasing
             costs                              324             237             111
            Rental income                    28,217         138,433          75,494
            Write-off of unamortized
             tenant improvements            (25,037)        (28,620)        (15,890)
            Allowance for doubtful
             accounts                         1,865          (7,372)         (8,303)
                                          ----------      ----------      ----------

          Taxable income (loss)           $(272,086)      $  52,614       $ (13,300)
                                          ----------      ----------      ----------
                                          ----------      ----------      ----------

     E)   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     G)   CASH AND EQUIVALENTS - RESTRICTED

          Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units through the Interest Repurchase Reserve (1997 only) and 4) funds which the Partnership has reserved for the repurchase of limited partnership Units under the Tender Offer.

     H)   INVESTMENT SECURITIES

          Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1998, 1997 and 1996 the Partnership sold no investment securities.

          The following provides details regarding the investments held at December 31, 1998:


                                                 Amortized      Maturity      Value at
                      Type                          Cost          Date        Maturity
                      ----                       ---------      --------      ----------
          Certificate of deposit                  $ 40,797      01/04/99      $ 40,815
          Certificate of deposit                    50,886      01/04/99        50,907
          Certificate of deposit                    50,886      02/01/99        51,111
                                                 ---------                    ----------
                                                  $142,569                    $142,833
                                                 ---------                    ----------
                                                 ---------                    ----------

          The following provides details regarding the investments held at December 31, 1997:

                                                 Amortized      Maturity      Value at
                      Type                          Cost          Date        Maturity
                      ----                       -----------    --------      ---------
          Certificate of deposit                    $101,627    01/30/98       $102,052
          Certificate of deposit                     120,091    02/27/98        121,081
          Certificate of deposit                     100,467    03/31/98        101,808
          Certificate of deposit                     100,151    04/03/98        101,537
                                                    --------                   --------
                                                    $422,336                   $426,478
                                                    --------                   --------
                                                    --------                   --------

     I)   BASIS OF PROPERTY AND DEPRECIATION

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

          Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the years ended December 31, 1998, 1997 and 1996 did not result in an impairment loss.

     J)   RENTAL INCOME AND CAPITALIZED LEASING COSTS

          Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $124,909 and $164,608 at December 31, 1998 and 1997, respectively.

          All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five year period.

     K)   ADVERTISING

          The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

     L)   STATEMENTS OF CASH FLOWS

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

3.   INTEREST REPURCHASE RESERVE

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. On January 10, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1998, the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer were returned to unrestricted cash for utilization in the Partnership's operations.

4.   TENDER OFFER

     On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The amount of funds required by the Partnership to fund the Offer is estimated to be approximately $143,000 ($123,000 to purchase 600 Interests plus approximately $20,000 for its proportionate share of the expenses associated with administering the Offer). The Offer stated that the Partnership will purchase the first 600 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 1,200 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,200. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, does not intend to participate in the Tender Offer. The Tender Offer expired February 19, 1999.

     As of February 19, 1999, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

5.   INVESTMENT IN JOINT VENTURES

     A)   NTS/WILLOWS PHASE II JOINT VENTURE

          In 1984, the Partnership entered into a joint venture agreement with NTS-Properties V, an affiliate of the General Partner of the Partnership, to develop and construct a 144-unit luxury apartment complex on an 8.29-acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 10% at December 31, 1998. The Partnership's share of the joint venture's revenues was $130,126 (1998), $137,881 (1997) and $123,547 (1996). The
          Partnership's share of the joint venture's expenses was $129,696
          (1998), $135,431 (1997) and $116,924 (1996).

     B)   NTS FT. LAUDERDALE OFFICE JOINT VENTURE

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

          On January 23, 1995, the partners of the NTS Ft. Lauderdale Office Joint Venture contributed Lakeshore Business Center Phase I to the newly formed Lakeshore/University II (L/U II) Joint Venture. Refer to
          Note 5F for a further discussion of the new joint venture.

     C)   NTS SABAL GOLF VILLAS JOINT VENTURE

          In 1985, the Partnership entered into a joint venture agreement with NTS-Properties VI, an affiliate of the General Partner of the Partnership, to develop and construct a 158-unit luxury apartment complex on a 13.15-acre site in Orlando, Florida to be known as the Golf Brook Apartments Phase I. The Partnership contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. On January 1, 1987,the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069-acre site adjacent to Golf Brook Apartments Phase I. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the complexes. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to the bank.

          Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 4% at December 31, 1998. The Partnership's share of the joint venture's revenues was $120,971 (1998), $113,579 (1997) and $115,827 (1996). The
          Partnership's share of the joint ventures expenses was $78,511 (1998), $73,649 (1997) and $73,498 (1996).

     D)   PLAINVIEW POINT III JOINT VENTURE

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

          Net income or net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 5% at December 31, 1998. The Partnership's share of the joint venture's revenues was $40,779
          (1998), $38,512 (1997) and $38,079 (1996). The Partnership's share of the joint venture's expenses was $44,273 (1998), $42,023 (1997) and $39,747 (1996).

     E)   BLANKENBAKER BUSINESS CENTER JOINT VENTURE

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

          Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's ownership share was 30% at December 31, 1998. The Partnership's share of the joint venture's revenues was $276,575
          (1998), $277,712 (1997) and $277,577 (1996). The Partnership's share of the joint venture's expenses was $310,531 (1998), $329,529 (1997)
          and $324,015 (1996).

     F)   LAKESHORE/UNIVERSITY II JOINT VENTURE

          On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (sold October 1998 - see
          Note 11) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.


          Property (Net Asset Contributed)          Contributing Owner
          -------------------------------           -------------------
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

          Lakeshore Business Center                 NTS-Properties Plus Ltd.
          Phase II (-$1,023,535)

          Undeveloped land adjacent to the          NTS-Properties Plus Ltd.
          Lakeshore Business Center
          development (3.8 acres)(-$670,709)

          Undeveloped land adjacent to the          NTS/Fort Lauderdale, Ltd.
          Lakeshore Business Center
          development (2.4 acres)($27,104)

          University Business Center                NTS-Properties V and NTS-
          Phase II ($953,236)                       Properties Plus Ltd.

          Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore BusinessCenter Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 18% at December 31, 1998. Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's share of the joint venture's revenues was $908,593 (1998), $654,897
          (1997) and $662,025 (1996). The Partnership's share of the joint venture's expenses was $830,675 (1998), $790,607 (1997) and $838,382
          (1996).

6.  LAND, BUILDINGS AND AMENITIES

     The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                                       1998             1997
                                                   -----------      ----------

       Land and improvements                       $ 5,189,463      $ 5,551,534
       Buildings, improvements and
          amenities                                 17,426,923       18,806,479
                                                   -----------      -----------
                                                    22,616,386       24,358,013

       Less accumulated depreciation                11,346,726       11,334,232
                                                   -----------      -----------
                                                   $11,269,660      $13,023,781
                                                   -----------      -----------
                                                   -----------      -----------

7.   ASSET HELD FOR SALE

     Asset held for sale of $297,251 at December 31, 1998 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

     As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to December 31, 1998, the re-zoning had not yet been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds, if any, would be from the sale of the land.

     As of December 31, 1998 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. The Partnership and NTS-Properties Plus, which currently have an 18% and 12% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership and NTS-Properties Plus have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

8.   MORTGAGES PAYABLE

     Mortgages payable as of December 31 consist of the following:

                                                         1998            1997
                                                      -----------     ----------
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate
     of 8.8%, due October 1, 2004,
     secured by land and building                      $1,988,590      $2,238,591

     Mortgage payable with an insurance
     company, bearing interest at a fixed rate
     of 7.15%, due January 5, 2013, secured by
     land, buildings and amenities                      1,927,484       1,998,000

     Mortgage payable with an insurance company,
     bearing interest at a fixed rate
     of 7.15%, due January 5, 2013, secured
     by land, buildings and amenities                   1,834,872       1,902,000

                             (Continued on page 44)


8.   MORTGAGES PAYABLE - CONTINUED
                                                          1998           1997
                                                       ----------     -----------
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate
     of 8.5%, due November 15, 2005,
     secured by land and building                      $1,058,249     $ 1,163,828

     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of 8.125%
     due August 1, 2008, secured by land and
     building                                             939,811       1,000,809

     Mortgage payable with an insurance company
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008, secured by land and
     building                                             873,517         930,213

     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of 7.2%, due
     January 5, 2013, secured by land, buildings
     and amenities                                        312,698         321,854

     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of 7.2%,
     due January 5, 2013, secured by land,
     buildings and amenities                              186,758         192,225


     Mortgage payable with an insurance company
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008, secured by land and
     building                                                  --         959,282
                                                       ----------     -----------
                                                       $9,121,979     $10,706,802
                                                       ----------     -----------
                                                       ----------     -----------

     The mortgages are payable in aggregate monthly installments of $125,190 which includes principal, interest, insurance escrow and property tax escrow.

     Scheduled maturities of debt are as follows:


        For the Years Ended December 31,              Amount
        --------------------------------            ------------
                     1999                           $   701,182
                     2000                               760,897
                     2001                               825,733
                     2002                               896,132
                     2003                               972,575
                  Thereafter                          4,965,460
                                                    -----------
                                                    $ 9,121,979
                                                    -----------
                                                    -----------

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

     The 1998 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to the sale of University Business Phase II (see discussion below). A portion of the proceeds from the sale was used to retire the $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnership's proportionate share was $136,449, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expnesed due to the fact that the mortgage was paid prior to its maturity.

    The 1997 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with The Willows of Plainview Phase I and II note payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003).

    The 1996 EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT relates to unamortized loan costs associated with L/U II Joint Venture's mortgages payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998).

9.  RENTAL INCOME UNDER OPERATING LEASES

    The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:


     For the Years Ended December 31,                 Amount
     --------------------------------              -----------
                    1999                           $ 1,354,234
                    2000                             1,148,260
                    2001                             1,005,631
                    2002                               892,920
                    2003                               813,087
                 Thereafter                            862,699
                                                   -----------
                                                   $ 6,076,831
                                                   -----------
                                                   -----------

10. RELATED PARTY TRANSACTIONS

    Property management fees of $204,498 (1998), $208,837 (1997) and $204,165
    (1996) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $17,697 and $14,351 as a repair and maintenance fee during the years ended December 31, 1998 and 1997 respectively, and has capitalized this cost as a part of land, buildings and amenities.

    As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                               1998          1997          1996
                                            ---------     ---------    ---------
          Leasing                            $127,001      $121,834     $108,913
          Administrative                      195,908       196,182      214,530
          Property manager                    292,427       261,511      241,289
          Other                                30,301         5,015        8,674
                                            ---------     ---------    ---------
                                             $645,637      $584,542     $573,406
                                            ---------     ---------    ---------
                                            ---------     ---------    ---------

11.  SALE OF ASSET

     On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore /University II Joint Venture ("L/U II") sold University Business Center Phase II Office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns an 18% interest. Portions of the proceeds from the sale were immediately used to pay the remainder of the outstanding debt recorded on the joint venture's books of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). NTS-Properties IV reflects a gain of approximately $208,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $442,000.

12.  SEGMENT REPORTING

     The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner.

     The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment complex known as Golf Brook and the Willows of Plainview Phases I and II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I, Plainview Point Office Center Phases I, II and III, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II, and University Business Center Phase II through October 6, 1998.

     The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                                                 1998
                                                                 ----
                                              Residential      Commercial          Total
                                              -----------      ----------          -----
      Rental income                           $ 1,391,996     $ 2,169,346       $ 3,561,342
      Other income                                  7,301          10,907            18,208
      Gain of sale of assets                        --            208,608           208,608
                                              -----------     -----------       -----------

      Total net revenues                      $ 1,399,297     $ 2,388,861       $ 3,788,158
                                              -----------     -----------       -----------
                                              -----------     -----------       -----------

      Operating expenses                      $   540,065     $   712,150       $ 1,252,215
      Write-off of unamortized
        improvements                               11,213           1,868            13,081
      Amortization of capitalized
        leasing costs                                   0          14,998            14,998
      Interest expense                             35,493         302,724           338,217
      Management fees                              70,246         134,252           204,498
      Real estate taxes                            67,275         145,221           212,496
      Professional and
        administrative                              8,730          68,179            76,909
      Depreciation expense                        227,003         564,009           791,012
                                              -----------     -----------       -----------

      Net income (loss)before
        extraordinary item                    $   439,272     $   445,460       $   884,732

      Extraordinary item -early
        extinguishment of debt                        --         (154,062)        (154,062)
                                              -----------     -----------       -----------

      Net income (loss)                       $   439,272     $   291,398       $   730,670
                                              -----------     -----------       -----------
                                              -----------     -----------       -----------

      Land, buildings and
        amenities, net                        $ 4,014,293     $ 7,242,171       $11,256,464
                                              -----------     -----------       -----------
                                              -----------     -----------       -----------

      Expenditures for land,
        buildings and amenities               $    61,872     $   259,495       $   321,367
                                              -----------     -----------       -----------
                                              -----------     -----------       -----------

      Segment liabilities                     $   555,247     $ 3,084,149       $ 3,639,396
                                              -----------     -----------       -----------
                                              -----------     -----------       -----------


12.  SEGMENT REPORTING - CONTINUED
                                                                 1997
                                                                 ----
                                              Residential      Commercial          Total
                                              -----------      ----------          -----
      Rental income                           $ 1,423,067     $ 2,193,816      $ 3,616,883
      Other income                                 59,542           7,142           66,684
                                              -----------     -----------      -----------

      Total net revenues                      $ 1,482,609     $ 2,200,958      $ 3,683,567
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Operating expenses                      $   525,978     $   686,063      $ 1,212,041
      Amortization of capitalized
        leasing costs                                --            20,951           20,951
      Interest expense                             36,672         342,662          379,334
      Management fees                              70,486         138,351          208,837
      Real estate taxes                            66,752         157,593          224,345
      Professional and
        administrative                             12,610          51,156           63,766
      Depreciation expense                        224,440         657,124          881,564
                                              -----------     -----------      -----------

      Net income (loss) before
        extraordinary item                    $   545,671     $   147,058      $   692,729

      Extraordinary item - early
        extinguishment of debt                     (5,291)             --           (5,291)
                                              -----------     -----------      -----------

      Net income (loss)                       $   540,380     $   147,058      $   687,438
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Land, buildings and
        amenities, net                        $ 4,084,220     $ 8,939,561      $13,023,781
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Expenditures for land,
        buildings and amenities               $     8,750     $    90,511      $    99,261
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Segment liabilities                     $   579,395     $ 4,286,836      $ 4,866,231
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------


12.  SEGMENT REPORTING - CONTINUED
                                                                 1996
                                                                 ----
                                              Residential      Commercial          Total
                                              -----------      ----------          -----
      Rental income                           $ 1,344,990     $ 2,199,163      $ 3,544,153
      Other income                                  3,151           7,538           10,689
                                              -----------     -----------      -----------

      Total net revenues                      $ 1,348,141     $ 2,206,701      $ 3,554,842
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Operating expenses                      $   466,061     $   568,258      $ 1,034,319
      Write-off of unamortized
        improvements                                --              6,871            6,871
      Amortization of capitalized
        leasing costs                               --             20,908           20,908
      Interest expense                             37,672         400,979          438,651
      Management fees                              67,239         136,926          204,165
      Real estate taxes                            67,110         153,846          220,956
      Professional and administrative               5,335          51,645           56,980
      Depreciation expense                        221,029         670,710          891,739
                                              -----------     -----------      -----------

      Net income (loss)before
        extraordinary item                    $   483,695     $   196,558      $   680,253

      Extraordinary item - early
        extinguishment of debt                      --            (12,896)         (12,896)
                                              -----------     -----------      -----------

      Net income (loss)                       $   483,695     $   183,662      $   667,357
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Land, buildings and
        amenities, net                        $ 4,297,939     $ 9,503,312      $13,801,251
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Expenditures for land,
        buildings and amenities               $    42,408     $    66,155      $   108,563
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

      Segment liabilities                     $   589,011     $ 4,507,499      $ 5,096,510
                                              -----------     -----------      -----------
                                              -----------     -----------      -----------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                                   1998             1997             1996
                                                                   ----             ----             ----
NET REVENUES
 Total revenues for reportable segments                         $ 3,788,158      $ 3,683,567      $ 3,554,842
 Other income for partnership                                        39,543           25,030           22,712
                                                                -----------      -----------      -----------

Total consolidated net revenues                                 $ 3,827,701      $ 3,708,597      $ 3,577,554
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------
INTEREST EXPENSE
 Interest expense for reportable segments                       $   338,217      $   379,334      $   438,651
 Interest expense for partnership                                   464,923          476,154          502,290
                                                                -----------      -----------      -----------

Total interest expense                                          $   803,140      $   855,488      $   940,941
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

REAL ESTATE TAXES
 Total real estate taxes for reportable segments                $   212,496      $   224,345      $   220,956
 Real estate taxes for partnership                                      267            --               --
                                                                -----------      -----------      -----------

Total real estate expense                                       $   212,763      $   224,345      $   220,956
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

PROFESSIONAL AND ADMINISTRATIVE
 Total professional and administrative for
   reportable segments                                          $    76,909      $    63,766      $    56,980
 Professional and administrative for partnership                    192,652          189,294          209,597
                                                                -----------      -----------      -----------

Total professional and administrative                           $   269,561      $   253,060      $   266,577
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization for
   reportable segments                                          $   791,012      $   881,564      $   891,739
 Depreciation and amortization for partnership                        8,257           18,540           18,540
 Eliminations                                                         5,818            5,817            5,823
                                                                -----------      -----------      -----------

Total depreciation and amortization                             $   805,087      $   905,921      $   916,102
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

NET INCOME (LOSS)BEFORE EXTRAORDINARY ITEM
 Net income (loss) before extraordinary  item for
   reportable segments                                          $   884,732      $   692,729      $   680,253
 Net income (loss) before extraordinary item for
   partnership                                                     (543,243)        (807,615)        (883,227)
 Eliminations                                                       (89,131)         142,840          169,689
                                                                -----------      -----------      -----------

Total net income (loss) before extraordinary item               $   252,358      $    27,954      $   (33,285)
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
 Total extraordinary item for reportable segments               $  (154,062)     $    (5,291)     $   (12,896)
 Extraordinary item for partnership                                   --             (71,713)           --
                                                                -----------      -----------      -----------

Total extraordinary item - early extinguishment of
       debt                                                     $  (154,062)     $   (77,004)     $   (12,896)
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

TOTAL NET INCOME (LOSS)                                         $    98,296      $   (49,050)     $   (46,181)
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

LAND, BUILDINGS AND AMENITIES
 Total land, buildings and amenities for
   reportable segments                                          $11,256,464      $13,023,781      $13,801,251
 Partnership                                                         13,196           --               --
                                                                -----------      -----------      -----------

Total land, buildings and amenities                             $11,269,660      $13,023,781      $13,801,251
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

TOTAL EXPENDITURES
 Total expenditures for land, buildings and
  amenities for reportable segments                             $   321,367      $    99,261      $   108,563

 Expenditures for land, buildings and amenities
           for partnership                                           13,196           --              --
                                                                -----------      -----------      -----------

Total expenditures for land, buildings and
amenities                                                       $   334,563      $    99,261      $   108,563
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------
LIABILITIES
 Total liabilities for reportable segments                      $ 3,639,396      $ 4,866,231      $ 5,096,510
 Liabilities for partnership                                      5,726,312        6,111,852        6,392,598
                                                                -----------      -----------      -----------

Total liabilities                                               $ 9,365,708      $10,978,083      $11,489,108
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------

                                       - 50 -

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

The General Partners of NTS-Properties Associates IV are as follows:

J. D. NICHOLS

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and Brian F. Lavin.

RICHARD L. GOOD

Mr. Good, (age 59) Vice Chairman of NTS Corporation and of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

BRIAN F. LAVIN

Mr. Lavin (age 45) President of NTS Corporation and NTS Development Company joined the Manager in June 1997. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Item 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1998, 1997 and 1996.

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
      500 North Broadway
      St. Louis, Missouri 63102

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Property management fees of $204,498 (1998), $208,837 (1997) and $204,165
(1996) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $17,697 and $14,351 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                1998          1997         1996
                                              --------      --------     --------
           Leasing                            $127,001      $121,834     $108,913
           Administrative                      195,908       196,182      214,530
           Property manager                    292,427       261,511      241,289
           Other                                30,301         5,015        8,674
                                              --------      --------     --------

                                              $645,637      $584,542     $573,406
                                              --------      --------     --------
                                              --------      --------     --------

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   Financial statements

     The financial statements for the years ended December 31, 1998, 1997 and 1996 together with the report of Arthur Andersen LLP dated March 12, 1999, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.   Financial statement schedules

     Schedules:                                                       Page No.
                                                                      --------
     III-Real Estate and Accumulated Depreciation                       55-58

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

4.   Reports on Form 8-K

     Form 8-K was filed October 5, 1998 to report in Item 5 that the recently announced contract for the sale of the University Business Center may be in jeopardy.

     Form 8-K was filed October 9, 1998 to report in Item 2 that the Lakeshore/University II Joint Venture had sold University Business Center Phase II.

     Form 8-K/A was filed December 8, 1998 to amend under Item 7 the Form 8-K that was filed October 9, 1998. The filing included the September 30, 1998 Proforma Balance Sheet and Statements of Operation for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

     Form 8-K/A was filed December 17, 1998 to amend the financial statements that were filed December 8, 1998.

                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998

                                               Commonwealth        Plainview
                                                   Business     Point Office      The Willows      The Willows
                                                     Center    Center Phases     of Plainview     of Plainview
                                                    Phase I         I and II          Phase I         Phase II
                                                -----------    -------------     ------------     ------------
Encumbrances                                            (A)             None              (B)              (B)

Initial cost to partnership:
  Land                                          $   928,867     $    356,048     $  1,798,292     $    170,808
  Buildings and improvements                      1,419,653        2,214,001        5,447,513          585,917

Cost capitalized subsequent to acquisition:
  Improvements                                    1,743,221          894,082          262,188           65,727
  Other                                                  --               --               --               --

Gross amount at which carried December 31, 1998:
  Land                                          $   949,932     $    455,681     $  1,843,471     $    183,647
  Buildings and improvements                      3,141,809        3,008,450        5,664,522          638,805
                                                -----------    -------------     ------------     ------------
  Total                                         $ 4,091,741     $  3,464,131     $  7,507,993     $    822,452
                                                -----------    -------------     ------------     ------------
                                                -----------    -------------     ------------     ------------

Accumulated depreciation                        $ 2,429,195     $  1,529,456     $  3,660,932     $    396,093
                                                -----------    -------------     ------------     ------------
                                                -----------    -------------     ------------     ------------

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

                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998

                                                                                                     Lakeshore
                                                                      Plainview      Blankenbaker    Business
                                                     Golf Brook       Point III        Business       Center
                                                     Apartments     Office Center       Center 1A     Phase I
                                                     ----------     -------------    ------------    ----------
Encumbrances                                           (A)              None             (A)            (A)

     Initial cost to partnership:
       Land                                           $  175,557    $   65,211       $  582,561      $  422,983
       Buildings and improvements                        474,566       116,284        2,263,506         662,259

     Cost capitalized subsequent to acquisition:
       Improvements                                         (689)       56,526           98,216         561,344
       Other (B)                                              --            --               --         184,250

     Gross amount at which carried December 31, 1998:
       Land                                           $  174,989    $   66,065       $  673,705      $  479,478
       Buildings and improvements                        474,445       171,956        2,270,578       1,351,358
                                                     -----------    -------------    ------------    ----------

       Total                                          $  649,434    $  238,021       $2,944,283      $1,830,836
                                                     -----------    -------------    ------------    ----------
                                                     -----------    -------------    ------------    ----------

     Accumulated depreciation                         $  245,829    $   98,066       $1,176,382      $  944,723
                                                     -----------    -------------    ------------    ----------
                                                     -----------     -------------    ------------    ----------

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

   (B) Represents NTS-Properties IV's increased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/ University II Joint Venture in 1995.

   (C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998

                                                              Lakeshore
                                                               Business
                                                                 Center           Total
                                                                Phase II        Pages 55-57
                                                              -----------       -----------
     Encumbrances                                                 (A)

     Initial cost to partnership:
       Land                                                    $   658,760      $ 5,159,087
       Buildings and improvements                                1,508,328       14,692,027

     Cost capitalized subsequent to acquisition:
       Improvements                                                 45,943        3,726,558
       Other                                                            --          184,250

     Gross amount at which carried December 31, 1998 (B):
       Land                                                    $   659,134      $ 5,486,102
       Buildings and improvements                                1,553,897       18,275,820
                                                              ------------      -----------

       Total                                                   $ 2,213,031      $23,761,922
                                                              ------------      -----------
                                                              ------------      -----------

     Accumulated depreciation                                  $   866,050      $11,346,726
                                                              ------------      -----------
                                                              ------------      -----------

     Date of construction                                           N/A

     Date Acquired                                                 01/95

     Life at which depreciation in
      latest income statement is
      computed                                                       (C)

(A)  First mortgage held by an insurance company.

(B)  Aggregate cost of real estate for tax purposes is $23,592,217.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

(D)  Total gross cost at December 31, 1998             $ 23,761,922
       Additions to Partnership
         for computer hardware and software in 1998          13,195
     Adjust land contribution
       from fair market value to cost:
         Golf Brook Apartments                             (662,731)
         Plainview Point III Office Center                 (496,000)
                                                       ------------
       Balance at December 31, 1998                      22,616,386

       Less accumulated depreciation                    (11,346,726)
                                                       ------------
       Land, Buildings and Amenities, net at
        December 31, 1998                              $ 11,269,660
                                                       ------------
                                                       ------------

                                NTS-PROPERTIES IV

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            Real        Accumulated
                                                          Estate        Depreciation
                                                        -----------     ------------
Balances at December 31, 1995                           $24,312,012      $ 9,694,194

Additions during period:
 Improvements (a)                                            73,741            --
 Depreciation (b)                                             --             883,436

Deductions during period:
 Retirements                                               (77,115)         (70,243)
                                                        -----------     ------------

Balances at December 31, 1996                            24,308,638       10,507,387

Additions during period:
 Improvements (a)                                            99,673            --
 Depreciation (b)                                             --             877,005

Deductions during period:
 Retirements                                               (50,298)         (50,160)
                                                        -----------     ------------
Balances at December 31, 1997                            24,358,013       11,334,232

Additions during period:
 Improvements (a)                                           350,567            --
 Depreciation (b)                                             --             747,221

Deductions during period:
 Retirements (c)                                        (2,092,194)        (734,727)
                                                        -----------     ------------

Balances at December 31, 1998                           $22,616,386     $11,346,726
                                                        -----------     ------------
                                                        -----------     ------------

(a) The additions to improvements on this schedule will differ from the additions to land, buildings, amenities and construction in progress on the Statements of Cash Flows primarily due to the fact that changes in accounts payable - construction are not included in the real estate balance sheet above.

(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

(c)  Result of the sale of University Business Center Phase II on October 6,
     1998.

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

                                   NTS-PROPERTIES IV
                                     (Registrant)
                                   BY: NTS-Properties Associates IV,
                                       General Partner
                                       BY: NTS Capital Corporation,
                                           General Partner

                                           /s/ Brian F. Lavin
                                           ------------------
                                               Brian F. Lavin
                                               President


Date: April 15, 1999



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

            Signature                           Title
            ---------                           -----
/s/ J. D. Nichols                       General Partner of NTS-Properties
------------------------                Associates IV and Chairman of the
    J. D. Nichols                       Board and Sole Director of
                                        NTS Capital Corporation


/s/ Richard L. Good                     President of NTS Capital Corporation
------------------------
    Richard L. Good


/s/ Brian F. Lavin                      President and Chief Operation Officer
------------------------                (acting Chief Financial Officer) of NTS
    Brian F. Lavin                      Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.