Form 10-Q
period 1999-03-31
NTS PROPERTIES IV
filed 1999-05-18
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               --------------------------------------

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   ------------

Commission File Number                   0-11655
                           ------------------------------------

                                NTS-PROPERTIES IV
                                -----------------
           (Exact name of registrant as specified in its charter)

             Kentucky                                   61-1026356
             --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                                40223
      --------------------                                -----
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number,
including area code                                  (502) 426-4800
                                             --------------------------------

                              Not Applicable
                              --------------
           Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES  X         NO
                                                           -----         -----

Exhibit Index: See page 20
Total Pages: 21

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of March 31, 1999 and December 31, 1998                    3

            Statements of Operations
              For the three months ended March 31, 1999 and 1998            4

            Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998            5

            Notes To Financial Statements                                6-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11-19


                                     PART II

1.     Legal Proceedings                                                   20
2.     Changes in Securities                                               20
3.     Defaults upon Senior Securities                                     20
4.     Submission of Matters to a Vote of Security Holders                 20
5.     Other Information                                                   20
6.     Exhibits and Reports on Form 8-K                                    20

Signatures                                                                 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV
                                -----------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------
                                          As of                      As of
                                       March 31, 1999          December 31,1998*
                                       --------------          -----------------
ASSETS

Cash and equivalents                    $   708,839                $   640,969
Cash and equivalents - restricted           114,699                    183,050
Investment securities                          --                      142,569
Accounts receivable, net of allowance
 for doubtful accounts of $2,043 (1999)
 and $1,972 (1998)                          200,009                    183,170
Land, buildings and amenities, net       11,162,109                 11,269,660
Asset held for sale and development         297,251                    297,251
Other assets                                408,444                    339,040
                                         -----------                -----------

                                        $12,891,351                $13,055,709
                                         ===========                ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                       $ 8,955,522                $ 9,121,979
Accounts payable                            154,765                    115,103
Security deposits                            79,362                     75,108
Other liabilities                           150,358                     53,518
                                         -----------                -----------

                                          9,340,007                  9,365,708

Commitments and Contingencies

Partners' equity                          3,551,344                  3,690,001
                                         -----------                -----------

                                        $12,891,351                $13,055,709
                                         ===========                ===========

                                   Limited          General
                                   Partners         Partner        Total
                                   --------         -------        -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 25,834,899    $    --         $ 25,834,899
Net income - prior years                385,853        3,899            389,752
Net loss - current year                 (15,502)        (157)           (15,659)
Cash distributions declared to
 date                               (21,586,280)    (218,253)       (21,804,533)
Repurchase of limited
 partnership Units                     (853,115)        --             (853,115)
                                    ------------    ---------       ------------

Balances at March 31, 1999         $  3,765,855    $(214,511)      $  3,551,344
                                    ============    =========       ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.

                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    Three Months Ended
                                                         March 31,
                                                         ---------

                                                1999                    1998
                                            ------------            ------------
Revenues:
 Rental income                              $   846,090             $   916,249
 Interest and other income                        8,428                  10,012
                                             -----------             -----------
                                                854,518                 926,261
Expenses:
 Operating expenses                             190,449                 206,101
 Operating expenses - affiliated                141,636                 118,151
 Write-off of unamortized building costs         10,720                    --
 Amortization of capitalized leasing costs          892                   3,729
 Interest expense                               172,245                 213,601
 Management fees                                 46,877                  51,268
 Real estate taxes                               50,856                  57,027
 Professional and administrative expenses        36,635                  24,601
 Professional and administrative expenses
  - affiliated                                   41,648                  42,054
 Depreciation and amortization                  178,219                 220,192
                                             -----------             -----------

                                                870,177                 936,724
                                             -----------             -----------

Net loss                                    $   (15,659)            $   (10,463)
                                             ===========             ===========

Net loss allocated to the limited partners  $   (15,502)            $   (10,358)
                                             ===========             ===========

Net loss per limited partnership unit       $     (0.62)            $     (0.39)
                                             ===========             ===========

Weighted average number of limited
 partnership units                               25,082                  26,618
                                             ===========             ===========

                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                      Three Months Ended
                                                           March 31,
                                                           ---------

                                                    1999                 1998
                                                 ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $   (15,659)         $   (10,463)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Accrued interest on investment securities           --                 (3,440)
  Provision for doubtful accounts                   (2,043)                --
  Write-off of unamortized improvements             10,720                 --
  Amortization of capitalized leasing costs            892                3,729
  Depreciation and amortization                    178,219              220,192
  Changes in assets and liabilities:
   Cash and equivalents - restricted               (54,649)              (5,564)
   Accounts receivable                             (18,882)             (76,737)
   Other assets                                    (73,733)              (1,308)
   Accounts payable                                 39,663               43,657
   Security deposits                                 4,254               (2,805)
   Other liabilities                                96,840               94,856
                                                -----------          -----------

  Net cash provided by operating activities        165,622              262,117
                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities         (77,954)              14,335
Purchase of investment securities                     --               (419,012)
Maturity of investment securities                  140,000              318,459
Other                                                6,659                 --
                                                -----------          -----------

  Net cash provided by (used in) investing
   activities                                       68,705              (86,218)
                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable           (166,457)            (156,521)
Decrease in loan costs                                --                 14,414
Repurchase of limited partnership Units           (123,000)             (25,950)
Decrease (increase) in cash and equivalents -
restricted                                         123,000              (79,050)
                                                -----------          -----------

  Net cash used in financing activities           (166,457)            (247,107)
                                                -----------          -----------

  Net (decrease) increase in cash and equivalents   67,870              (71,208)

CASH AND EQUIVALENTS, beginning of period          640,969              276,145
                                                -----------          -----------

CASH AND EQUIVALENTS, end of period            $   708,839          $   204,937
                                                ===========          ===========

Interest paid on a cash basis                  $   172,866          $   196,012
                                                ===========          ===========

                                NTS-PROPERTIES IV
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

2.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties IV owns and operates commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida. The apartment unit is generally the principal residence of the tenant.

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units (December 31, 1998 balance only).

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. For the three months ending March 31, 1999, the Partnership has funded $123,000 to the reserve. On January 10, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through March 31, 1999, the Partnership has repurchased 5,036 Units for $823,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at the March 31, 1999 was $0.

5.   Tender Offer
     ------------

     On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The Offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates IV, did not participate in the Tender Offer. The Tender Offer expired February 19, 1999, at which time, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

6.   Investment Securities
     ---------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater that three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the three months ended March 31, 1999 and the twelve months ended December 31, 1998, the Partnership sold no investment securities. The Partnership held no investment securities at March 31, 1999.

     The following provides details regarding the investments held at December 31, 1998:


                                  Amortized          Maturity           Value at
                   Type             Cost               Date             Maturity
                   ----            ------             ------            --------
         Certificate of deposit   $  40,797          01/04/99          $ 40,815
         Certificate of deposit      50,886          01/04/99            50,907
         Certificate of deposit      50,886          02/01/99            51,111
                                    -------                             -------
                                  $ 142,569                            $142,833
                                    =======                             =======

7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                March 31,           December 31,
                                                  1999                   1998
                                                  ----                   ----
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     8.8%, due October 1, 2004,
     secured by land and building             $ 1,922,588            $ 1,988,590

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.15%, due January 5, 2013,
     secured by land, buildings and amenities   1,907,440              1,927,484

                            (Continued on next page)

                                                March 31,           December 31,
                                                  1999                   1998
                                                  ----                   ----
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     7.15%, due January 5, 2013,
     secured by land, buildings and amenities $ 1,815,791            $ 1,834,872

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building               1,028,449              1,058,249

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008
     secured by land and building                 923,626                939,811

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                 858,474                873,517

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities     312,510                312,698

     Mortgage payable with an insurance
     company, bearing interest at a fixed
     rate of 7.2%, due January 5, 2013,
     secured by land, buildings and amenities     186,644                186,758
                                                ----------            ----------
                                              $ 8,955,522            $ 9,121,979
                                                ==========            ==========

8.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the three months ended March 31, 1999 and 1998 did not result in an impairment loss.

9.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $46,877  and  $51,268  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  General  Partner  of  the
      Partnership, for the three months ended March 31, 1999 and 1998, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,569 and $4,755 as a repair and maintenance fee during the three months ended March 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items

      --------------------------------------

      which  have  been   expensed  as  operating   expenses  -  affiliated   or
      professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

      The charges were as follows:


                                                   1999                  1998
                                                ---------             -------
         Administrative                         $  51,573            $  52,527
         Leasing                                   47,091               27,852
         Property management                       81,477               77,672
         Other                                     12,662                3,369
                                                 --------              -------
                                                $ 192,803            $ 161,420
                                                 ========              =======

10.   Segment Reporting
      -----------------

      The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Golf Brook and the Willows of Plainview Phases I and
      II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I, Plainview Point Office Center Phases I, II and III, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II. Commercial operations for the period ending March 31, 1998 include University Business Center Phase II which was sold October 6, 1998.

      The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                     Three Months ended March 31, 1999

                             Residential         Commercial            Total
                             -----------         ----------            -----
Rental Income                $   372,862         $   473,228        $   846,090
Other Income                       1,687               6,449              8,136
                              ----------          ----------         ----------

Total Net Revenues               374,549             479,677            854,226

Operating Expenses               126,863             205,222            332,085
Write-off of Unamortized
 Building Improvements            10,720                --               10,720
Amortization of Capitalized
 Leasing Costs                      --                   892                892
Interest Expense                   8,440              58,518             66,958
Management Fees                   18,658              28,219             46,877
Real Estate Taxes                 16,803              34,053             50,856
Depreciation Expense              57,770             116,883            174,653
                              ----------          ----------         ----------

Net Income (Loss)            $   135,295         $    35,890        $   171,185
                              ==========          ==========         ==========

    -----------------------------


                                     Three Months ended March 31, 1998

                              Residential         Commercial            Total
                              -----------         ----------            -----
Rental Income                 $   330,657        $   585,592        $   916,249
Other Income                        1,336              2,175              3,511
                               ----------         ----------         ----------

Total Net Revenues                331,993            587,767            919,760

Operating Expenses                122,605            201,647            324,252
Amortization of Capitalized
 Leasing Costs                       --                3,729              3,729
Interest Expense                    9,372             82,583             91,955
Management Fees                    18,258             33,010             51,268
Real Estate Taxes                  16,656             40,371             57,027
Depreciation Expense               55,890            160,794            216,684
                               ----------         ----------         ----------

Net Income (Loss)             $   109,212        $    65,633        $   174,845
                               ==========         ==========         ==========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                 1999                   1998
                                                 ----                   ----
NET REVENUES
------------
 Total revenues for reportable segments       $  854,226            $   919,760
 Other income for partnership                     18,204                 26,723
 Eliminations                                    (17,912)               (20,222)
                                               ----------            -----------

Total consolidated net revenues               $  854,518            $   926,261
                                               ==========            ===========

INTEREST EXPENSE
----------------
 Total interest expense for reportable
  segments                                    $   66,958            $    91,955
 Interest expense for partnership                105,287                121,646
 Eliminations                                       --                     --
                                               ----------            -----------

Total interest expense                        $  172,245            $   213,601
                                               ==========            ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Total depreciation and amortization
  for reportable segments                     $  174,653            $   216,684
 Depreciation and amortization for
  partnership                                      2,110                  2,051
 Eliminations                                      1,456                  1,457
                                               ----------            -----------

Total depreciation and amortization           $  178,219            $   220,192
                                               ==========            ===========

NET INCOME (LOSS)
 Total net income (loss) for reportable
  segments                                    $  171,185            $   174,845
 Net income (loss) for partnership              (167,477)              (163,629)
 Eliminations                                    (19,367)               (21,679)
                                               ----------            -----------

Total net income (loss)                       $  (15,659)           $   (10,463)
                                               ==========            ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                     1999(1)            1998
                                                     -------            ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                     92%             87%
Plainview Point Office Center Phases I and II(2)         53%             77%
The Willows of Plainview Phase I                         96%             92%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 1999)
--------------------------------------------

The Willows of Plainview Phase II (10%)                  99%             85%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 1999)
---------------------------------------------

Golf Brook Apartments (4%)(2)                            96%             98%
Plainview Point III Office Center (5%)(2)                93%             96%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus
--------------------------------------------
Ltd. (Ownership % at March 31, 1999)
------------------------------------

Blankenbaker Business Center 1A (30%)                   100%            100%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership
-----------------------------------------------
% at March 31, 1999)
--------------------

Lakeshore Business Center Phase I (18%)(2)               72%             94%
Lakeshore Business Center Phase II (18%)(2)              85%            100%
University Business Center Phase II (18%)(3)           N/A(3)            99%

(1)    Current  occupancy  levels  are  considered   adequate  to  continue  the
       operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phase II was sold.

Average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:


                                                   1999            1998
                                                   ----            ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                92%             87%
Plainview Point Office Center Phases I and II(1)    57%             74%
The Willows of Plainview Phase I                    93%             92%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 1999)
--------------------------------------------

The Willows of Plainview Phase II (10%)             94%             86%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 1999)
---------------------------------------------

Golf Brook Apartments (4%)(1)                       95%             97%
Plainview Point III Office Center (5%)(1)           92%             93%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus
--------------------------------------------
Ltd. (Ownership % at March 31, 1999)
------------------------------------

Blankenbaker Business Center 1A (30%)              100%            100%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership
-----------------------------------------------
% at March 31, 1999)
--------------------

Lakeshore Business Center Phase I (18%)(1)          79%             94%
Lakeshore Business Center Phase II (18%)(1)         85%            100%
University Business Center Phase II (18%)(2)      N/A(2)            99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phase II was sold.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1999 and 1998 was as follows:


                                                   1999               1998
                                                 ---------          ---------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I            $ 186,270          $ 175,958
Plainview Point Office Center Phases I and II   $  87,212          $ 136,510
The Willows of Plainview Phase I                $ 310,499          $ 270,548

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 1999)
--------------------------------------------

The Willows of Plainview Phase II (10%)         $  34,337          $  31,666

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 1999)
---------------------------------------------

Golf Brook Apartments (4%)                      $  29,713          $  29,780
Plainview Point III Office Center (5%)          $   9,398          $  12,411

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. And NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at March 31, 1999)
-------------------------------

Blankenbaker Business Center 1A (30%)           $  70,448          $  70,327

Properties Owned through Lakeshore/ University II
-------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at March 31, 1999)
------------------

Lakeshore Business Center Phase I (18%)         $  62,193          $  82,972
Lakeshore Business Center Phase II (18%)        $  59,584          $  73,431
University Business Center Phase II (18%)(1)      N/A (2)          $  36,206

(1) Ownership percentage at March 31, 1998.

(2) University Business Center Phase II was sold October 6, 1998, therefore there were no revenues generated for this property for the three months ended March 31, 1999.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Operating expenses - affiliated increased approximately $23,000 or 19% in 1999. The increase was primarily the result of increased architectural and leasing payroll costs at Plainview Point Office Center Phase I and II.

The 1999 write-off of unamortized building costs can be attributed to The Willows of Plainview Phases I and II. The write-off was a result of a new alarm system. Due to this replacement, it was necessary to retire assets which had not been fully depreciated. This results in a write-off of unamortized building costs.

Amortization of capitalized leasing costs decreased approximately $2,800 or 76% in 1999 as a result of a special tenant allowance at Commonwealth Business Center Phase I becoming fully amortized at the end of 1998.

Interest expense decreased approximately $41,000 or 19% in 1999 primarily due to required principal payments on the mortgages payable of the Partnership and its Joint Venture properties. Interest expense also decreased in 1999 as a result of the reduction in debt from the sale of University Business Center Phase II, which was sold in October 1998.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes decreased approximately $6,000 or 11% in 1999 primarily as a result of the sale of University Business Center Phase II in October 1998.

Professional and administrative expenses increased approximately $12,000 or 49% in 1999 primarily as a result of costs incurred in connection with the Tender Offer.

Depreciation and amortization decreased approximately $42,000 or 19% in 1999 primarily as a result of assets becoming fully depreciated and the result of the sale of University Business Center Phase II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $23,592,217.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities were from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and funds reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent a decrease in loan costs. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flows from operating activities.

Cash flows provided by (used in):

                                            1999                    1998
                                            ----                    ----
Operating activities                  $    165,622             $    262,117
Investing activities                        68,705                  (86,218)
Financing activities                      (166,457)                (247,107)
                                       ------------              -----------
Net increase (decrease) in
 cash and equivalents                 $     67,870             $    (71,208)
                                       ============              ===========

Net cash provided by operating activities decreased approximately $97,000 or 37% in 1999. The decrease was primarily driven by a decrease in net working capital assets and liabilities (excluding cash).

Net cash provided by investing activities in 1999 is the result of the maturity of investment securities over the addition of capital assets. Net cash used in investing activities in 1998 is primarily the result of net purchases of investment securities over maturities.

Net cash used in financing activities totaled $166,457 and $247,107 in 1999 and 1998, respectively. The approximate $81,000 decrease in net cash used in financing activities in 1999 as compared to 1998 is primarily a result of decreased funds reserved for the repurchase of limited partnership Units through the Interest Repurchase Reserve.

No distributions were made during the year ended December 31, 1998 or the quarter ended March 31, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from distributions which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $708,839 and $731,266 at March 31, 1999 and 1998, respectively.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1999 or obtain new tenants are unknown.

Due to the fact that no distributions were made during the three months ended March 31, 1999 or 1998, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are deteremined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

As of March 31, 1999, the Partnership had a commitment for approximately $25,000 of interior renovations of the common area at Plainview Point Office Center Phases I and II. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of March 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. On January 10, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through March 31, 1999, the Partnership has repurchased 5,036 Units for $823,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at March 31, 1999 was $0.

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The Offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates IV, did not participate in the Tender Offer. The Tender Offer expired February 19, 1999 at which time, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1999 in the asset held for sale is $297,251. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land and plans for the construction of Lakeshore Business Center Phase III.

As of March 31, 1999, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to March 31, 1999, the re-zoning has not yet been granted and per the contract, the purchaser has elected to postpone the closing. As its option, the purchaser may postpone the original Closing Date four times for a period of 30 days each by delivering written notice and paying the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has an 18% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of March 31, 1999, the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center Development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General Partner, financing on favorable terms has been obtained. The Partnership and NTS- Properties Plus, which currently have an 18% and 12% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership and NTS-Properties Plus have agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

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

During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 7% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

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

Year 2000
---------

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

The few remaining systems not addressed by these conversions are being modified by the Company's in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $57,000 during 1999. Costs incurred through December 31, 1998 were approximately $13,000. These costs include primarily hardware and software.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate.

Cautionary Statements
---------------------

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NTS-PROPERTIES IV
                                                    -----------------
                                                      (Registrant)

                                     By:    NTS-Properties Associates IV,
                                            General Partner
                                            By:    NTS Capital Corporation,
                                                   General Partner


                                                   ____________________________
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation (acting Chief
                                                   Financial Officer)


Date:    May 17, 1999
        --------------

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


                                                NTS-PROPERTIES IV
                                                -----------------
                                                   (Registrant)

                                     By:    NTS-Properties Associates IV,
                                            General Partner
                                            By:    NTS Capital Corporation,
                                                   General Partner


                                                   /s/ Brian F. Lavin
                                                   ------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation (acting Chief
                                                   Financial Officer)

Date:    May 17, 1999
         ------------