Form 10-Q
period 1999-06-30
NTS PROPERTIES IV
filed 1999-08-16
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                               ---------------------------

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------

Commission File Number                   0-11655
                       --------------------------------------------------------

                                NTS-PROPERTIES IV
                                -----------------
           (Exact name of registrant as specified in its charter)

             Kentucky                                     61-1026356
             --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                                    40223
      --------------------                                    -----
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code                                   (502) 426-4800
                                                      --------------

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

                                                        YES  X         NO
                                                           ---------     ------

Exhibit Index: See page 24
Total Pages: 25

                                TABLE OF CONTENTS
                                -----------------


                                                                           Pages
                                                                           -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              As of June 30, 1999 and December 31, 1998                        3

            Statements of Operations
              For the three months and six months ended
              June 30, 1999 and 1998                                           4

            Statements of Cash Flows
              For the six months ended June 30, 1999 and 1998                  5

            Notes To Financial Statements                                   6-13

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

                                     PART II


1.     Legal Proceedings                                                      24
2.     Changes in Securities                                                  24
3.     Defaults upon Senior Securities                                        24
4.     Submission of Matters to a Vote of Security Holders                    24
5.     Other Information                                                      24
6.     Exhibits and Reports on Form 8-K                                       24

Signatures                                                                    25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                NTS-PROPERTIES IV
                                -----------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                                   As of                    As of
                                               June 30, 1999          December 31,1998*

                                           ----------------------------------------------
ASSETS
Cash and equivalents                           $   679,954             $   640,969
Cash and equivalents - restricted                   80,929                 183,050
Investment securities                                 --                   142,569
Accounts receivable, net of allowance
 for doubtful accounts of $3,649
 (1999)and $1,972 (1998)                           205,400                 183,170
Land, buildings and amenities, net              11,378,138              11,566,911
Other assets                                       398,947                 339,040
                                                ----------              ----------
                                               $12,743,368             $13,055,709
                                                ==========              ==========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                              $ 8,780,112             $ 9,121,979
Accounts payable                                   134,713                 115,103
Security deposits                                   84,762                  75,108
Other liabilities                                  172,556                  53,518
                                                ----------              ----------

                                                 9,172,143               9,365,708

Commitments and Contingencies

Partners' equity                                 3,571,225               3,690,001
                                                ----------              ----------

                                               $12,743,368             $13,055,709
                                                ==========              ==========


                                                              Limited        General
                                                              Partners       Partner          Total
                                                           -------------   ------------    ------------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                                            $ 25,852,759    $       --      $ 25,852,759
Net income - prior years                                        385,853           3,899         389,752
Net loss - current year                                         (13,502)           (136)        (13,638)
Cash distributions declared to
 date                                                       (21,586,280)       (218,253)    (21,804,533)
Repurchase of limited
 partnership Units                                             (853,115)           --          (853,115)
                                                            -----------     -----------     -----------

Balances at June 30, 1999                                  $  3,785,715    $   (214,490)   $  3,571,225
                                                            ===========     ===========     ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.

                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                     1999          1998          1999           1998
                                           -----------------------------------------------------------------


REVENUES:
 Rental income                                   $   847,663   $   923,392   $ 1,666,130    $ 1,839,642
 Interest and other income                             6,411        15,944        12,070         26,004
                                                  ----------    ----------    ----------     ----------

                                                     854,074       939,336     1,678,200      1,865,646

EXPENSES:
  Operating expenses                                 206,904       201,696       377,680        407,845
  Operating expenses - affiliated                    113,568       112,495       255,203        230,646
  Amortization of capitalized leasing
     costs                                                35         3,729           928          7,459
  Interest expense                                   173,890       205,325       346,136        418,927
  Management fees                                     48,726        53,955        95,603        105,222
  Real estate taxes                                   50,866        50,774       101,723        107,803
  Professional and administrative
     expenses                                         41,875        27,940        78,511         52,542
  Professional and administrative
     expenses - affiliated                            37,281        39,820        78,929         81,874
  Depreciation and amortization                      178,909       207,842       357,125        428,028
                                                  ----------    ----------    ----------     ----------

                                                     852,054       903,576     1,691,838      1,840,346
                                                  ----------    ----------    ----------     ----------

Net income (loss)                                $     2,020   $    35,760   $   (13,638)   $    25,300
                                                  ==========    ==========    ==========     ==========

Net income (loss) allocated to the
limited partners                                 $     2,000   $    35,402   $   (13,502)   $    25,047
                                                  ==========    ==========    ==========     ==========

Net income (loss) per limited
partnership unit                                 $      0.08   $      1.36   $      (.54)   $       .95
                                                  ==========    ==========    ==========     ==========

Weighted average number of
limited partnership units                             24,709        26,017        24,895         26,316

                                                  ==========    ==========    ==========     ==========


                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                       1999                1998
                                                       ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (13,638)         $  25,300
Adjustments  to reconcile  net income (loss)
to net cash  provided by operating
activities:
  Accrued interest on investment securities             --               (3,953)
  Amortization of capitalized leasing costs              928              7,459
  Depreciation and amortization                      357,125            428,028
   Changes in assets and liabilities:
    Cash and equivalents - restricted                (20,879)           (56,560)
    Accounts receivable                              (22,230)            17,361
    Other assets                                     (67,699)            18,363
    Accounts payable - operating                      17,165             20,672
    Security deposits                                  9,654              4,020
    Other liabilities                                119,040            111,903
                                                    --------           --------

   Net cash provided by operating activities         379,466            572,593
                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                         (161,488)           (93,595)
Purchase of investment securities                       --             (620,550)
Maturity of investment securities                    142,568            741,077
Accounts payable - construction                        2,446               --
                                                    --------           --------

   Net cash provided by (used in) investing
    activities                                       (16,474)            26,932
                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable             (341,867)          (328,511)
Decrease (increase) in loan costs                       --               14,409
Capital contributions                                 17,860               --
Repurchase of limited partnership Units             (123,000)          (108,729)
Decrease (increase) in cash and equivalents -
 restricted                                          123,000            (76,335)
                                                    --------           --------

   Net cash used in financing activities            (324,007)          (499,166)
                                                    --------           --------

   Net increase in cash and equivalents               38,985            100,359

CASH AND EQUIVALENTS, beginning of period            640,969            276,145
                                                    --------           --------

CASH AND EQUIVALENTS, end of period                $ 679,954          $ 376,504
                                                    ========           ========

Interest paid on a cash basis                      $ 351,053          $ 402,357
                                                    ========           ========

                                NTS-PROPERTIES IV
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

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

     During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8.1% of the Partnership's rent revenues during the six months ended June 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

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

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement date of the first Tender Offer), the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was

     ---------------------------------------

     established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that time. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at June 30, 1999 was $0.

5.   Tender Offers
     -------------

     On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The Offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates IV, did not participate in the Tender Offer. The Tender Offer expired February 19, 1999, at which time, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

     See Note 12, Subsequent Events, for information regarding a Tender offer which commenced July 28, 1999.

6.   Investment Securities
     ---------------------

     Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the six months ended June 30, 1999 and the twelve months ended December 31, 1998, the Partnership sold no investment securities.
     The Partnership held no investment securities at June 30, 1999.

     The following provides details regarding the investments held at December 31, 1998:


                                 Amortized        Maturity       Value at
     Type                           Cost            Date         Maturity
     ----------------------    --------------- ------------- -----------------
     Certificate of deposit      $  40,797        01/04/99      $ 40,815
     Certificate of deposit         50,886        01/04/99        50,907
     Certificate of deposit         50,886        02/01/99        51,111
                                  --------                       -------

                                 $ 142,569                      $142,833
                                  ========                       =======

7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                 June 30,          December 31,
                                                   1999                1998
                                            -----------------   ----------------

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 8.8%, due October 1, 2004,
      secured by land and building            $ 1,855,124          $ 1,988,590

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 7.15%,  due  January  5,  2013,
      secured  by land,  buildings  and
      amenities                                 1,887,034            1,927,484

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 7.15%,  due  January  5,  2013,
      secured  by land,  buildings  and
      amenities                                 1,796,366            1,834,872

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building                999,446            1,058,249

      Mortgage payable with an insurance
      company,  bearing interest at a fixed
      rate of 8.125%, due August 1, 2008
      secured by land and building                907,111              939,811

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                843,124              873,517

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of  7.2%,  due  January  5,  2013,
      secured  by land,  buildings  and
      amenities                                   307,972              312,698

      Mortgage  payable with an insurance
      company,  bearing interest at a fixed
      rate of  7.2%,  due  January  5,  2013,
      secured  by land,  buildings  and
      amenities                                   183,935              186,758
                                                ---------            ---------

                                              $ 8,780,112          $ 9,121,979
                                                =========            =========

   Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities,the fair value of long term debt is approximately $9,025,000.


8.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the periods ended June 30, 1999 and 1998 did not result in an impairment loss.

9.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $48,727  and  $95,603  were  paid  to  NTS
      Development Company, an affiliate of the General Partner of the Partnership, for the three months and six months ended June 30, 1999, and $53,955 and $105,222 were paid for the same periods in 1998, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,230 and $7,330 as a repair and maintenance fee during the six months ended June 30, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

      The charges were as follows:

                                             1999                1998
                                      ------------------ -------------------
                Administrative             $104,216           $ 102,852
                Leasing                      77,484              63,703
                Property management         142,170             146,303
                Other                        22,916              11,128
                                            -------             -------
                                           $346,786            $323,986
                                            =======             =======

10.   Segment Reporting
      -----------------

      The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Golf Brook and the Willows of Plainview Phases I and
      II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I, Plainview Point Office Center Phases I, II and III, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II. Commercial operations for the periods ending June 30, 1998 include University Business Center Phase II which was sold October 6, 1998.

      The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

       -----------------------------

                                       Six Months ended June 30, 1999

                               Residential         Commercial          Total
                           ------------------- ------------------ --------------
Rental Income                 $   712,257         $  953,871       $  1,666,128
Other Income                                           1,666              1,666
                               ----------          ---------        -----------

Total Net Revenues                712,257            955,537          1,667,794
                               ==========          =========        ===========

Operating Expenses                240,619            392,262            632,881
Amortization of Capitalized
 Leasing Costs                       --                  927                927
Interest Expense                   16,927            115,800            132,727
Management Fees                    38,225             57,378             95,603
Real Estate Taxes                  33,607             68,116            101,723
Depreciation Expense              115,873            234,122            349,995
                               ----------          ---------         ----------

Net Income (Loss)             $   267,006         $   86,932        $   353,938
                               ==========          =========         ==========


                                         Six Months ended June 30, 1998

                               Residential        Commercial          Total
                           ------------------- ---------------- ----------------
Rental Income                $  668,570          $  1,171,072     $  1,839,642
Other Income                      2,632                 6,043            8,675
                              ---------           -----------       ----------

Total Net Revenues              671,202             1,177,115        1,848,317
                              =========           ===========       ==========

Operating Expenses              263,674               374,817          638,491
Amortization of Capitalized
 Leasing Costs                     --                   7,459            7,459
Interest Expense                 18,165               162,736          180,901
Management Fees                  33,449                71,773          105,222
Real Estate Taxes                33,344                74,459          107,803
Depreciation Expense            112,096               308,923          421,019
                              ---------           -----------       ----------

Net Income (Loss)            $  210,474          $    176,948      $   387,422
                              =========           ===========       ==========


                                        Three Months ended June 30, 1999

                             RESIDENTIAL         COMMERCIAL           TOTAL
                         -------------------- ----------------- ----------------
Rental Income                $  368,102          $    479,561      $    847,663
Other Income                       --                  (3,700)           (3,700)
                              ---------           -----------        ----------

Total Net Revenues              368,102               475,861           843,963
                              =========           ===========        ==========

Operating Expenses              133,428               187,046           320,474
Amortization of Capitalized
 Leasing Costs                     --                      35                35
Interest Expense                  8,487                57,282            65,769
Management Fees                  19,568                29,159            48,727
Real Estate Taxes                16,803                34,063            50,866
Depreciation Expense             58,103               117,241           175,344
                              ---------           -----------        ----------

Net Income (Loss)            $  131,713          $     51,035       $   182,748
                              =========           ===========        ==========

    -----------------------------

                                    Three Months ended June 30, 1998

                             Residential           Commercial          Total
                         ------------------- --------------------- -------------
Rental Income               $  337,913           $   585,479         $  923,392
Other Income                     1,296                 3,868              5,164
                             ---------            ----------          ---------

Total Net Revenues             339,209               589,347            928,556
                             =========            ==========          =========

Operating Expenses             141,069               173,122            314,191
Amortization of Capitalized
 Leasing Costs                    --                   3,729              3,729
Interest Expense                 8,793                80,153             88,946
Management Fees                 15,191                38,764             53,955
Real Estate Taxes               16,687                34,087             50,774
Depreciation Expense            56,204               148,130            204,334
                             ---------            ----------          ---------

Net Income (Loss)           $  101,265           $   111,362         $  212,627
                             =========            ==========          =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                          Six Months Ended
                                                              June 30,
                                                    1999                1998
                                                --------------     -------------
NET REVENUES
 Total revenues for reportable segments         $ 1,667,794         $ 1,848,317
 Other income for partnership                        56,528              95,192
 Eliminations                                       (46,122)            (77,863)
                                                 ----------          ----------

Total consolidated net revenues                 $ 1,678,200         $ 1,865,646
                                                 ==========          ==========

INTEREST EXPENSE
 Total interest expense for reportable
  segments
                                                $  132,727          $   180,901
 Interest expense for partnership                  213,409              238,026
 Eliminations                                         --                   --
                                                 ---------           ----------

Total interest expense                          $  346,136          $   418,927
                                                 =========           ==========

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
  for reportable                                $  349,995          $   421,019
 Depreciation and amortization for
  partnership                                        4,220                4,098
 Eliminations                                        2,910                2,911
                                                 ---------           ----------

Total depreciation and amortization             $  357,125          $   428,028
                                                 =========           ==========

NET INCOME (LOSS)
 Total net income (loss) for reportable
  segments                                      $  353,938          $   387,422
 Net income (loss) for partnership                (318,539)            (281,614)
 Eliminations                                      (49,037)             (80,508)
                                                 ---------           ----------

Total net income (loss)                         $  (13,638)         $    25,300
                                                 =========           ==========

    -----------------------------

                                                       Three Months Ended
                                                           June 30,
                                                     1999                 1998
                                                     ----                 ----
NET REVENUES
 Total revenues for reportable segments           $ 843,963           $ 928,556
 Other income for partnership                        38,324              68,421
 Eliminations                                       (28,213)            (57,641)
                                                   --------            --------

Total consolidated net revenues                   $ 854,074           $ 939,336
                                                   ========            ========

INTEREST EXPENSE
 Total interest expense for reportable
  segments                                        $  65,769           $  88,946
 Interest expense for partnership                   108,121             116,379
 Eliminations                                          --                  --
                                                   --------            --------

Total interest expense                            $ 173,890           $ 205,325
                                                   ========            ========

DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
  for reportable segments                         $ 175,344           $ 204,334
 Depreciation and amortization for
  partnership                                         2,110               2,049
 Eliminations                                         1,455               1,459
                                                   --------            --------

Total depreciation and amortization               $ 178,909           $ 207,842
                                                   ========            ========

NET INCOME (LOSS)
 Total net income (loss) for reportable
  segments                                        $ 182,748           $ 212,627
 Net income (loss) for partnership                 (151,063)           (117,989)
 Eliminations                                       (29,665)            (58,878)
                                                   --------            --------

Total net income (loss)                           $   2,020           $  35,760
                                                   ========            ========

11.  Subsequent Events
     -----------------

     On July 1, 1999 Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates IV Ltd., the General Partner of NTS-Properties IV. Mr. Wells will serve as the senior Accounting and Financial Officer of NTS Capital Corporation.

     On July 1, 1999, NTS-Properties V contributed $1,737,000 to the L/U II Joint Venture. The other partners in the Joint Venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the partners in the Joint Venture changed at that time. Effective July 1, 1999, NTS-Properties IV's percentage of ownership in the Joint Venture is 11.93%.

     On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405, which was received in cash. The Partnership has an 11.93% interest in the Partnership.

     The proceeds from the two transactions discussed above will be used to fund construction of the Lakeshore Business Center Phase III.

     On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. Approximately $225,000 ($205,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than

     -----------------------------

     500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis. Up to 1,000 Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, Ltd., does not intend to participate in the Tender Offer. The expiration date of the original Offer will be October 29, 1999 unless extended.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                       1999(1)          1998
                                                       -------          ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                     100%            92%
Plainview Point Office Center Phases I and II(2)          53%            76%
The Willows of Plainview Phase I                          95%            87%

Property Owned in Joint Venture with
-------------------------------------
NTS-Properties  V (Ownership % at June 30, 1999)
-----------------------------------------------

The Willows of Plainview Phase II (10%)                   95%            83%

Properties  Owned in Joint Venture with
-----------------------------------------
NTS-Properties  VI (Ownership % at June
---------------------------------------
30, 1999)
---------

Golf Brook Apartments (4%)(2)                             89%            96%
Plainview Point III Office Center (5%)(2)                 91%            96%

Property Owned in Joint Venture with
-------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties
--------------------------------------------
Plus Ltd. (Ownership % at June 30, 1999)
----------------------------------------

Blankenbaker Business Center 1A (30%)                    100%           100%

Properties  Owned  through  Lakeshore/University
------------------------------------------------
II Joint Venture (L/U II Joint Venture)
----------------------------------------
(Ownership % at June 30, 1999)
------------------------------

Lakeshore Business Center Phase I (18%)(2)                71%            94%
Lakeshore Business Center Phase II (18%)(2)               86%            92%
University Business Center Phase II (18%)(3)              N/A            90%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

Average occupancy levels at the Partnership's properties during the three months and six months ended June 30, 1999 and 1998, were as follows:
                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------- -----------------
                                             1999      1998      1999      1998
                                           -------- -------- --------- ---------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I         95%       87%      94%       87%
Plainview Pt. Office Center Phases I and II
(1)                                          53%       76%      55%       75%
The Willows of Plainview Phase I             95%       86%      95%       89%

Property owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 1999)
-------------------------------------------

The Willows of Plainview Phase II (10%)      96%       83%      95%       84%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 1999)
--------------------------------------------

Golf Brook Apartments (4%) (1)               93%       95%      94%       96%
Plainview Point III Office Center (5%) (1)   89%       96%      90%       96%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus
--------------------------------------------
Ltd. (Ownership % at June 30, 1999)
-----------------------------------

Blankenbaker Business Center 1A (30%)      100%      100%      100%      100%

Properties Owned through Lakeshore/
-----------------------------------
University II Joint Venture (L/U
--------------------------------
II Joint Venture)
------------------
(Ownership % at June 30, 1999)
------------------------------

Lakeshore Business Center Phase I (18%) (1)  72%       93%      76%       94%
Lakeshore Business Center Phase II (18%) (1) 86%       95%      85%       97%
University Business Center Phase II (18%) (2)N/A       90%      N/A       95%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                             ------------------------------ -------------------------------
                                                                  1999           1998            1999            1998
                                                             --------------- -------------- --------------- ---------------
Wholly-Owned Properties
-----------------------
Commonwealth Business Center Phase I                               $193,194     $ 167,932       $379,464       $ 343,890
Plainview Point Office Center Phases I and II                      $ 79,763     $ 132,566       $166,975       $ 269,077
The Willows of Plainview Phase I                                   $303,325     $ 277,809       $585,574       $ 548,356

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at June 30, 1999)
------------------------------

The Willows of Plainview Phase II (10%)                            $ 32,783     $  31,076       $ 66,595       $ 62,741

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at June 30, 1999)
------------------------------

Golf Brook Apartments (4%)                                         $ 30,375      $ 30,324       $ 60,088       $ 60,104
Plainview Point III Office Center (5%)                             $  9,736      $  9,505       $ 19,134       $ 21,917

Property Owned in Joint Venture with NTS-Properties VII,
--------------------------------------------------------
Ltd. And NTS-Properties Plus Ltd. (Ownership % at June 30,
----------------------------------------------------------
1999)
-----

Blankenbaker Business Center 1A (30%)                              $ 70,454      $ 65,279       $140,902       $135,606

Properties Owned through Lakeshore/ University II Joint
-------------------------------------------------------
Venture (L/U II Joint Venture) (Ownership % at June 30,
-------------------------------------------------------
1999)
-----

Lakeshore Business Center Phase I (18%)                            $ 57,535      $ 65,845       $119,729      $148,817
Lakeshore Business Center Phase II (18%)                           $ 69,699      $ 97,431       $129,284      $170,682
University Business Center Phase II (18%)(1)                        N/A (2)      $ 50,729        N/A (2)      $ 86,935

(1) Ownership percentage at June 30, 1998.

(2) University Business Center Phase II was sold October 6, 1998,therefore there were no revenues generated for this property for the three months or six months ended June 30, 1999.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Rental and other income decreased $173,500 or 9% and $75,700 or 8% for the three months and six months ended June 30, 1999 and 1998, respectively. The decreases are primarily a result of a decrease in lease buy-out income at Lakeshore Business Center Phase II and decreases in occupancy at Plainview Point Office Center Phases I and II and Lakeshore Business Center Phase I. Also contributing to the decrease is the sale of University Business Center Phase II in October of 1998. The decrease is partially offset by increases in average occupancy at Commonwealth Business Center Phase I and The Willows of Plainview Phase I.

Operating expenses decreased $30,000 or 7% for the six months ended June 30, 1999 as compared to the period ended June 30, 1998 primarily as a result of decreased landscape replacements and parking lot repairs at Commonwealth Business Center

---------------------------------

Phase I and decreased exterior repairs and maintenance at Blankenbaker Business Center 1A. Also contributing to the decrease is the sale of University Business Center Phase II in October 1998.

Operating expenses - affiliated increased $1,100 or 1% and $24,600 or 11% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase for the six months ended June 30, 1999 was primarily due to painting and HVAC replacements at Plainview Point Office Center Phases I and II and exterior wood replacement at Golfbrook Apartments, partially offset by a decrease due to the sale of University Business Center Phases I and II and decreased lawn maintenance costs at several properties. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

Interest expense decreased approximately $73,000 or 17% and $31,000 or 15% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to required principal payments on the mortgages payable of the Partnership and its Joint Venture properties. Interest expense also decreased in 1999 as a result of the reduction in debt from the sale of University Business Center Phase II, which was sold in October 1998.

Professional and administrative expenses increased approximately $26,000 or 49% and $14,000 or 50% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of costs incurred in connection with the Tender Offer.

Depreciation and amortization decreased approximately $71,000 or 17% and $29,000 or 14% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 primarily as a result of assets becoming fully depreciated and the result of the sale of University Business Center Phase II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $23,592,217.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flows from operating activities.

Cash flows provided by (used in):

                                           1999                  1998
                                  --------------------- ----------------------

Operating activities                   $ 379,466                $ 572,593

Investing activities                     (16,474)                  26,932

Financing activities                    (324,007)                (499,166)
                                        --------                 --------

Net increase (decrease) in
cash and equivalents                   $  38,985                $ 100,359
                                        ========                 ========

Net cash provided by operating activities decreased approximately $193,000 or 33% for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center Phases I and II in October, 1998 and an increase in leasing commissions which caused an increase in the other assets category.

-----------------------------------------------------------

Net cash used in investing activities in 1999 is the result of fixed asset additions, partially offset by the maturity of investment securities. Net cash provided by investing activities in 1998 is primarily the result of the maturity of investment securities, partially offset by purchases of investment securities and by fixed asset additions.

Net cash used in financing activities totaled $324,007 and $499,166 in 1999 and 1998, respectively. The approximate $175,000 increase in net cash used in financing activities in 1999 as compared to 1998 is primarily a result of decreased funds reserved for the repurchase of limited partnership Units through the Interest Repurchase Reserve.

No distributions were made during the year ended December 31, 1998 or the six months ended June 30, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June
30) were $679,954 and $682,266 at June 30, 1999 and 1998, respectively.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1999 or obtain new tenants are unknown.

Due to the fact that no distributions were made during the six months ended June 30, 1999 or 1998, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

As of June 30, 1999, the Partnership plans to renovate the community clubhouse at Golf Brook Apartments. The estimated cost of this renovation is $200,000. The Partnership plans to fund the renovations out of the $2,000,000 loan obtained June 23, 1999 secured by the Plainview Point III Office Center.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement date of the first Tender Offer), the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at June 30, 1999 was $0.

-----------------------------------------------------------

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit as of the offering date. The Offer stated that the Partnership would purchase the first 600 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are held by it. The General Partner, NTS-Properties Associates IV, did not participate in the Tender Offer. The Tender Offer expired February 19, 1999, at which time, 1,259 Units were tendered pursuant to the Offer. The Partnership repurchased 600 Units at a cost of $123,000 and ORIG, LLC purchased 659 Units at a cost of $135,095.

On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. Approximately $225,000 ($205,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis. Up to 1,000 Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, Ltd., does not intend to participate in the Tender Offer. The expiration date of the original Offer will be October 29, 1999 unless extended.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405, which was received in cash. The Partnership has an 11.93% interest in the Joint Venture. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III as described below.

As of June 30, 1999 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of Lakeshore Business Center Phase III. At that time, the Partnership and NTS-Properties Plus were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties Plus, agreed that
NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease.

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

-----------------------------------------------------------

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

During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8.1% of the Partnership's rent revenues during the six months ended June 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

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

Year 2000
---------

All divisions of NTS Corporation, an affiliate of NTS-Properties Associates IV, the General Partner of the Partnership, are reviewing the effort necessary to prepare its information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting to systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California is replacing PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

--------------------

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

The cost of these advances in NTS' systems technology is not all attributable the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $57,000 during 1999. Costs incurred through December 31, 1998 were approximately $13,000. These costs include primarily hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on NTS' business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS' results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, a hypothetical 100 basis point increase in interest rates would result in an approximately $360,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION

3.     Defaults upon Senior Securities
       -------------------------------

       None

5.     Other Information
       -----------------

       In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.


6.     Exhibits and Reports on Form 8-K
       --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

Items 1,2, and 4 are not applicable and have been omitted.

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


                                          NTS-PROPERTIES IV
                                          -----------------
                                             (Registrant)

                                          By:    NTS-Properties Associates IV,
                                                 General Partner
                                                 By:    NTS Capital Corporation,
                                                        General Partner


                                                        /s/ Gregory A. Wells
                                                        --------------------
                                                        Gregory A. Wells
                                                        Executive Vice President
                                                        of       NTS     Capital
                                                        Corporation

Date: August 16, 1999