Form 10-Q
period 1999-09-30
NTS PROPERTIES IV
filed 1999-11-15
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------


                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -------------------------

Commission File Number                   0-11655
                      ----------------------------------------------------------

                                NTS-PROPERTIES IV
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Kentucky                                   61-1026356
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                                 40223
--------------------------------            ------------------------------------
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number,
including area code:                                   (502) 426-4800
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

                                                         YES  X      NO
                                                             ----       ----
Exhibit Index: See page 23
Total Pages: 24

                                TABLE OF CONTENTS
                                -----------------


                                                                         Pages
                                                                         -----

                                     PART I

 Item 1. Financial Statements

           Balance Sheets and Statement of Partners' Equity
                As of September 30, 1999 and December 31, 1998               3

           Statements of Operations
                For the three months and nine months ended
                September 30, 1999 and 1998                                  4

           Statements of Cash Flows
                For the nine months ended September 30, 1999 and 1998        5

           Notes To Financial Statements                                  6-12

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13-22

 Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

                                     PART II

 Item 1. Legal Proceedings                                                  23
 Item 2. Changes in Securities                                              23
 Item 3. Defaults upon Senior Securities                                    23
 Item 4. Submission of Matters to a Vote of Security Holders                23
 Item 5. Other Information                                                  23
 Item 6. Exhibits and Reports on Form 8-K                                   23

 Signatures                                                                 24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                NTS-PROPERTIES IV
                                -----------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                              As of                As of
                                        September 30, 1999    December 31,1998*
                                        ------------------    -----------------
ASSETS
 Cash and equivalents                       $   698,084     $   640,969
 Cash and equivalents - restricted              282,214         183,050
 Investment securities                               --         142,569
 Accounts receivable, net of allowance
  for doubtful accounts of $3,625
  (1999) and $1,972 (1998)                      166,490         183,170
 Land, buildings and amenities, net          10,498,479      11,566,911
 Other assets                                   336,036         339,040
                                             ----------      ----------

   Total assets                             $11,981,303     $13,055,709
                                             ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

  Mortgages payable                         $ 8,034,648     $ 9,121,979
  Accounts payable                              118,937         115,103
  Security deposits                              68,816          75,108
  Other liabilities                             215,336          53,518
                                             ----------      ----------

                                              8,437,737       9,365,708


Partners' equity                              3,543,566       3,690,001
                                             ----------      ----------

   Total liabilities and partners' equity   $11,981,303     $13,055,709
                                             ==========      ==========


                                     Limited        General
                                     Partners       Partner         Total
                                   -----------     ----------    -----------
PARTNERS' EQUITY
 Capital contributions, net of
  offering costs                  $ 25,834,899   $       --    $ 25,834,899
 Net income - prior years              385,853        3,899         389,752
 Net loss - current year               (23,203)        (234)        (23,437)
 Cash distributions declared to
  date                             (21,586,280)    (218,253)    (21,804,533)
 Repurchase of limited
 Partnership Units                    (853,115)          --        (853,115)
                                    ----------   ----------     -----------

 Balances at September 30, 1999   $  3,758,154   $ (214,588)   $  3,543,566
                                    ==========   ==========     ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 15, 1999.


                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------   ----------------------
                                   1999         1998         1999        1998
                                 ---------   ----------   ----------   ---------
 REVENUES:
 Rental income                   $ 789,528  $   879,978  $ 2,464,778  $2,719,620
 Gain on sale of assets             11,256           --       11,256          --
 Interest and other income          13,512        9,204       32,331      35,206
                                 ---------   ----------   ----------   ---------

                                   814,296      889,182    2,508,365   2,754,826

 EXPENSES:
 Operating expenses                164,604      203,626      534,625     617,060
 Operating expenses - affiliated   129,499      116,543      384,702     347,189
 Loss on disposal of assets         31,715        9,458       55,262      11,333
 Interest expense                  156,710      202,889      502,830     621,815
 Management fees                    45,684       52,600      141,287     157,823
 Real estate taxes                  45,311       53,435      147,034     161,237
 Professional and administrative
  expenses                          45,893       26,590      124,404      79,131
 Professional and administrative
  expenses - affiliated             38,470       37,941      117,399     119,816
 Depreciation and amortization     166,207      198,291      524,259     626,314
                                 ---------   ----------   ----------   ---------

                                   824,093      901,373    2,531,802   2,741,718
                                 ---------   ----------   ----------   ---------

 Net income (loss)               $  (9,797) $   (12,191) $   (23,437) $   13,108
                                 =========   =========-   ==========   =========

 Net income (loss) allocated to
  the limited partners           $  (9,699) $   (12,069) $   (23,203) $   12,977
                                 =========   ==========   ==========   =========

 Net income (loss) per limited
  partnership Unit               $   (0.39) $     (0.47) $     (0.93) $     0.50
                                 =========   ==========   ==========   =========

 Weighted average number of
  limited partnership units         24,709       25,770       24,832      26,123
                                 =========   ==========    =========   =========



                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                   1999           1998
                                                ----------     ----------
 CASH FLOWS FROM OPERATING ACTIVITIES*
 Net income (loss)                              $ (23,437)  $    13,108
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Gain on sale of assets                         (11,256)           --
   Accrued interest on investment securities           --        (2,382)
   Loss on disposal of assets                      55,262        11,333
   Amortization of capitalized leasing costs           --        11,187
   Depreciation and amortization                  524,259       626,314
   Changes in assets and liabilities:
    Cash and equivalents - restricted            (119,664)     (107,065)
    Accounts receivable                            16,680        59,178
    Other assets                                  (16,043)       34,067
    Accounts payable - operating                    3,835        (7,979)
    Security deposits                              (6,292)       (2,310)
    Other liabilities                             161,818       180,876
                                                ---------    -----------

   Net cash provided by operating activities      585,162       816,327
                                                ---------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to land, buildings and amenities      (342,888)     (151,586)
 Sale of land, buildings and amenities             57,065            --
 Purchase of investment securities                     --    (1,125,550)
 Maturity of investment securities                140,000     1,192,885
 Change in ownership of Joint Venture (Note 11)   218,415            --
                                                ---------    -----------

   Net cash provided by (used in) investing
    activities                                     72,592       (84,251)
                                                ---------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on mortgages payable         (509,722)     (505,763)
 Decrease in loan costs                            11,583        12,198
 Repurchase of limited partnership Units         (123,000)     (242,520)
 Decrease (increase) in cash and equivalents -
  restricted                                       20,500        (3,295)
                                                ---------    -----------

   Net cash used in financing activities         (600,639)     (739,380)
                                                ---------    -----------

   Net increase (decrease) in cash and
    equivalents                                    57,115        (7,304)


 CASH AND EQUIVALENTS, beginning of period        640,969       276,145
                                                ---------    -----------

 CASH AND EQUIVALENTS, end of period            $ 698,084   $   268,841
                                                =========    ===========

 Interest paid on a cash basis                  $ 509,822   $   605,272
                                                =========    ===========

* Cash flows from operating activities excludes the effects of the change in the Partnership's percentage ownership in the Lakeshore/University II Joint Venture (Note 11).

                                NTS-PROPERTIES IV
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 15, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

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

During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8% of the Partnership's rent revenues during the nine months ended September 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

3.   Cash and Equivalents - Restricted
     ---------------------------------

Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units.

4.   Interest Repurchase Reserve
     ---------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement date of the First Tender Offer), the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was

     ---------------------------------------

established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that time. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at September 30, 1999 was $0.

5.   Tender Offers
     -------------

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. The First Tender Offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the bidders believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Units, and is less than the book value per Unit as of the date of the Second Tender Offer. Approximately $225,000 ($205,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Second Tender Offer) is required to purchase all 1,000 Units. The Second Tender Offer provides that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, Ltd., does not intend to participate in the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999, and this expiration date has been extended to December 8, 1999. As of September 30, 1999, approximately 1,080 Units had been tendered pursuant to the Second Tender Offer.

6.   Investment Securities
     ---------------------

Investment Securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the nine months ended September 30, 1999 and the twelve months ended December 31, 1998, the Partnership sold no investment securities. The Partnership held no investment securities at September 30, 1999.

The following provides details regarding the investments held at December 31, 1998:
                            Amortized    Maturity      Value at
         Type                  Cost        Date        Maturity
----------------------------------------------------------------
 Certificate of deposit     $ 40,797     01/04/99      $ 40,815
 Certificate of deposit       50,886     01/04/99        50,907
 Certificate of deposit       50,886     02/01/99        51,111
                             -------                    -------
                           $ 142,569                   $142,833
                             =======                    =======

7.  Mortgages Payable
    -----------------

Mortgages payable consist of the following:


                                              September 30, December 31,
                                                  1999         1998
                                               ----------   ----------
 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 8.8%, due October 1, 2004, secured by
 land and building                             $1,786,166   $1,988,590

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 7.15%, due January 5, 2013, secured by
 land, buildings and amenities                  1,866,262    1,927,484

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 7.15%, due January 5, 2013, secured by
 land, buildings and amenities                  1,776,592    1,834,872

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 8.5%, due November 15, 2005, secured
 by land and building                             969,821    1,058,249

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 8.125%, due August 1, 2008 secured by
 land and building                                594,668      939,811

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 8.125%, due August 1, 2008, secured by
 land and building                                552,721      873,517

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 7.2%, due January 5, 2013, secured by
 land, buildings and amenities                    305,788      312,698

 Mortgage payable with an insurance company,
 bearing interest at a fixed rate of
 7.2%, due January 5, 2013, secured by
 land, buildings and amenities                    182,630      186,758
                                               ----------   ----------

                                               $8,034,648   $9,121,979
                                               ==========   ==========

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,825,000.

8.    Basis of Property
      -----------------

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

9.    Reclassification of 1998 Financial Statements
      ---------------------------------------------

Certain reclassifications have been made to the September 30, 1998 and December 31, 1998 financial statements to conform to the September 30, 1999 classifications. These reclassifications have no effect on previously reported operations.

10.   Related Party Transactions
      --------------------------

Property management fees of $45,684 and $141,287 were paid to NTS Development Company, an affiliate of the General Partner of the Partnership, for the three months and nine months ended September 30, 1999, and $52,600 and $157,823 were paid for the same periods in 1998, respectively. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $7,011 and $1,900 and $13,242 and $9,230 as a repair and maintenance fee during the three months and nine months ended September 30, 1999 and 1998, respectively, and has capitalized these costs as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months and nine months ended September 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as Other assets or as land, buildings and amenities.


The charges were as follows:


                         Three Months Ended      Nine Months Ended
                            September 30,          September 30,
                         -------------------     -----------------
                           1999        1998       1999       1998
                         -------      ------     ------     ------
 Administrative        $  51,541    $ 48,376   $155,757   $151,228
 Leasing                  30,718      29,308    108,202     93,011
 Property management     109,325      74,444    251,496    220,747
 Other                   (12,714)     11,263     10,202     22,391
                         -------      ------     ------     ------

                       $ 178,870    $163,391   $525,657   $487,377
                         =======     =======    =======    =======


11.  Transactions Affecting the Investment in Lakeshore/University II
     ----------------------------------------------------------------
     Joint Venture
     -------------

On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other partners in the Joint Venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties IV's percentage of ownership in the Joint Venture is 11.93%, as compared to 17.86% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III.

12. Segment Reporting
    -----------------

The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Golf Brook and the Willows of Plainview Phases I and II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I, Plainview Point Office Center Phases I, II and III, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II. Commercial operations for the periods ending September 30, 1998 also include University Business Center Phase II which was sold October 6, 1998.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

    -----------------------------

                                       Nine Months Ended September 30, 1999
                                       -------------------------------------

                                       Residential   Commercial     Total
                                       -----------   ----------   ----------
 Rental Income                          $1,084,497   $1,380,281   $2,464,778
 Other Income                                2,073        6,380        8,453
                                       -----------   ----------   ----------

 Total Net Revenues                      1,086,570    1,386,661    2,473,231
                                        ==========   ==========   ==========


 Operating Expenses                        348,960      569,098      918,058
 Loss on Disposal of Assets                 27,260       28,002       55,262
 Interest Expense                           25,294       63,880       89,174
 Management Fees                            57,869       83,418      141,287
 Real Estate Taxes                          50,410       90,149      140,559
 Depreciation Expense                      174,329      335,149      509,478
                                        ----------    ---------   ----------

 Net Income (Loss)                      $  402,448   $  216,965   $  619,413
                                        ==========   ==========   ==========


                                       Nine Months Ended September 30, 1998
                                       -------------------------------------

                                       Residential   Commercial     Total
                                       -----------   ----------   ----------
 Rental Income                          $1,036,849   $1,682,771   $2,719,620
 Other Income                                4,485        8,033       12,518
                                        ----------   ----------   ----------

 Total Net Revenues                      1,041,334    1,690,804    2,732,138
                                        ==========   ==========   ==========


 Operating Expenses                        412,045      550,700      962,745
 Loss on Disposal of Assets                  9,488        1,845       11,333
 Interest Expense                           26,872       70,369       97,241
 Management Fees                            52,041      105,782      157,823
 Real Estate Taxes                          50,000      103,679      153,679
 Depreciation Expense                      169,559      441,822      611,381
                                        ----------   ----------   ----------

 Net Income (Loss)                      $  321,329   $  416,607   $  737,936
                                        ==========   ==========   ==========


                                       Three Months Ended September 30, 1999
                                       -------------------------------------

                                       Residential   Commercial     Total
                                       -----------   ----------   ----------
 Rental Income                          $  357,248   $  432,280   $  789,528
 Other Income                                1,196       (1,108)          88
                                        ----------   ----------   ----------

 Total Net Revenue                         358,444      431,172      789,616
                                        ==========   ==========   ==========


 Operating Expenses                        116,003      178,164      294,167
 Loss on Disposal of Assets                  3,713       28,002       31,715
 Interest Expense                            8,382       20,687       29,069
 Management Fees                            19,644       26,039       45,683
 Real Estate Taxes                          16,803       27,055       43,858
 Depreciation Expense                       58,457      102,154      160,611
                                        ----------   ----------   ----------

 Net Income (Loss)                      $  135,442  $    49,071   $  184,513
                                        ==========   ==========   ==========


                                       Three Months Ended September 30, 1998
                                       -------------------------------------

                                       Residential   Commercial     Total
                                       -----------   ----------   ----------
 Rental Income                          $  368,279  $   511,699   $  879,978
 Other Income                                1,854        2,000        3,854
                                        ----------   ----------   ----------

 Total Net Revenues                        370,133      513,699      883,832
                                        ==========   ==========   ==========


 Operating Expenses                        148,402      171,242      319,644
 Loss on Disposal of Assets                  9,458           --        9,458
 Interest Expense                            8,708       23,054       31,762
 Management Fees                            18,591       34,009       52,600
 Real Estate Taxes                          16,656       34,349       51,005
 Depreciation Expense                       57,464      135,849      193,313
                                        ----------   ----------   ----------

 Net Income (Loss)                      $  110,854  $   115,196   $  226,050
                                        ==========   ==========   ==========

    -----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:
                                                       Nine Months Ended
                                                          September 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------      ----------
 NET REVENUES
 Total revenues for reportable segments             $ 2,473,231     $ 2,732,138
 Other income for partnership                            96,042         115,005
 Eliminations                                           (72,164)        (92,317)
 Gain on sale of assets                                  11,256              --
                                                    -----------      ----------

 Total consolidated net revenues                    $ 2,508,365     $ 2,754,826
                                                    ===========      ==========


 OPERATING EXPENSES
 Total operating expenses for
  reportable segments                               $   918,058     $   962,745
 Operating expenses for partnership                       1,269           1,504
 Eliminations                                                --              --
                                                    -----------      ----------

 Total operating expenses                           $   919,327     $   964,249
                                                    ===========      ==========


 INTEREST EXPENSE
 Total interest expense for reportable
  segments                                          $    89,174     $    97,241
 Interest expense for partnership                       413,656         524,574
 Eliminations                                                --              --
                                                    -----------      ----------

 Total interest expense                             $   502,830     $   621,815
                                                    ===========      ==========


 REAL ESTATE TAXES
 Total real estate taxes for reportable
  segments                                          $   140,559     $   153,679
 Real estate taxes for partnership                        6,475           7,558
 Eliminations                                                --              --
                                                    -----------      ----------

 Total real estate taxes                            $   147,034     $   161,237
                                                    ===========      ==========


 DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
  for reportable segments                           $   509,478     $   611,381
 Depreciation and amortization for
  partnership                                            10,417          10,569
 Eliminations                                             4,364           4,364
                                                    -----------      ----------

 Total depreciation and amortization                $   524,259     $   626,314
                                                    ===========      ==========


 NET INCOME (LOSS)
 Total net income (loss) for reportable segments    $   619,413     $   737,936
 Net income (loss) for partnership                     (566,322)       (628,147)
 Eliminations                                           (76,528)        (96,681)
                                                    -----------      ----------


 Total net income (loss)                            $   (23,437)    $    13,108
                                                    ===========      ==========

    -----------------------------


                                                     Three Months Ended
                                                       September 30,
                                                ------------------------------
                                                   1999                1998
                                                ----------           ---------
 NET REVENUES
 Total revenues for reportable segments          $ 789,616           $ 883,832
 Other income for partnership                       39,464              19,804
 Eliminations                                      (26,040)            (14,454)
 Gain on sale of assets                             11,256                  --
                                                ----------           ---------

 Total consolidated net revenues                 $ 814,296           $ 889,182
                                                ==========           =========


 OPERATING EXPENSES
 Total operating expenses for
 reportable segments                             $ 294,167           $ 319,644
 Operating expenses for partnership                    (64)                525
 Eliminations                                           --                  --
                                                ----------           ---------

 Total operating expenses                        $ 294,103           $ 320,169
                                                ==========           =========


 INTEREST EXPENSE
 Total interest expense for reportable
  segments                                       $  29,069           $  31,762
 Interest expense for partnership                  127,641             171,127
 Eliminations                                           --                  --
                                                ----------           ---------

 Total interest expense                          $ 156,710           $ 202,889
                                                ==========           =========


 REAL ESTATE TAXES
 Total real estate taxes for reportable
  segments                                       $  43,858           $  51,005
 Real estate taxes for partnership                   1,453               2,430
 Eliminations                                           --                  --
                                                ----------           ---------

 Total real estate taxes                         $  45,311           $  53,435
                                                ==========           =========


 DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
  for reportable segments                        $ 160,611           $ 193,313
 Depreciation and amortization for
  partnership                                        4,141               3,523
 Eliminations                                        1,455               1,455
                                                ----------           ---------

 Total depreciation and amortization             $ 166,207           $ 198,291
                                                ==========           =========


 NET INCOME (LOSS)
 Total net income (loss) for reportable
  segments                                       $ 184,513           $ 226,050
 Net income (loss) for partnership                (166,815)           (222,333)
 Eliminations                                      (27,495)            (15,908)
                                                ----------           ---------

 Total net income (loss)                         $  (9,797)          $ (12,191)
                                                ==========          ==========

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ----------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follows. MD&A should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                 1999(1)      1998
                                                --------    --------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I               100%         89%
Plainview Point Office Center Phases I and II(2)    54%         67%
The Willows of Plainview Phase I                    92%         93%


Property Owned in Joint Venture with
------------------------------------
NTS-Properties V (Ownership % at
---------------------------------
September 30, 1999)
-------------------

The Willows of Plainview Phase II (10%)            93%          89%


Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (Ownership % at
---------------------------------
September 30, 1999)
-------------------

 Golf Brook Apartments (4%)(2)                     93%          96%
 Plainview Point III Office Center (5%)(2)         91%         100%


Property Owned in Joint Venture with
-------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties
------------------------------------------
Plus Ltd. (Ownership % at September 30, 1999)
---------------------------------------------

 Blankenbaker Business Center 1A (30%)            100%         100%


Properties Owned through Lakeshore/University
---------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

 Lakeshore Business Center Phase I (3)(2)          74%          82%
 Lakeshore Business Center Phase II (3)            86%          86%
 University Business Center Phase II (4)           N/A          88%


(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Ownership percentage was 18% as of September 30, 1998 and 12% as of September 30, 1999. See Note 11.

(4) Ownership percentage as of September 30, 1998 was 18%. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

Average occupancy levels at the Partnership's properties during the three months and nine months ended September 30, 1999 and 1998, were as follows:


                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                          1999      1998        1999      1998
                                        -------   --------     ------    -------
 Wholly-Owned Properties
 -----------------------

 Commonwealth Business Center Phase I      100%      89%         96%      88%
 Plainview Point Office Center Phases
  I and II (1)                              54%      67%         54%      71%
 The Willows of Plainview Phase I           94%      94%         95%      91%


 Property owned in Joint Venture with
 ------------------------------------
 NTS-Properties V (Ownership % at
 --------------------------------
 September 30, 1999)
 -------------------

 The Willows of Plainview Phase II (10%)    93%      88%         95%      85%


 Properties Owned in Joint Venture with
 --------------------------------------
 NTS-Properties VI (Ownership % at
 ---------------------------------
 September 30, 1999)
 -------------------

 Golf Brook Apartments (4%) (1)             92%      96%         93%      96%
 Plainview Point III Office Center (5%)(1)  91%     100%         91%      97%


 Property Owned in Joint Venture with
 ------------------------------------
 NTS-Properties VII, Ltd. and NTS-Properties
 -------------------------------------------
 Plus Ltd. (Ownership % at September 30, 1999)
 ---------------------------------------------

 Blankenbaker Business Center 1A (30%)     100%     100%        100%     100%


 Properties Owned through Lakeshore/University
 ---------------------------------------------
 II Joint Venture (L/U II Joint Venture)
 ---------------------------------------

 Lakeshore Business Center Phase I (1)(2)   73%      81%         75%      90%
 Lakeshore Business Center Phase II (1)(2)  86%      90%         86%      95%
 University Business Center Phase II (3)    N/A      86%         N/A      91%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Ownership percentage was 18% as of September 30, 1998 and 12% as of September 30, 1999. See Note 11.

(3) Ownership percentage as of September 30, 1998 was 18%. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 was as follows:


                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                            1999      1998      1999      1998
                                         ---------  -------    -------   -------
 Wholly-Owned Properties
 -----------------------

 Commonwealth Business Center Phase I $204,324 $176,684 $583,788 $520,574 Plainview Point Office Center Phases
  I and II                                $ 73,891  $ 86,763  $240,865  $355,840
 The Willows of Plainview Phase I         $296,375  $305,315  $897,818  $853,671


 Property Owned in Joint Venture with
 ------------------------------------
 NTS-Properties V (Ownership % at
 ---------------------------------
 September 30, 1999)
 -------------------

 The Willows of Plainview Phase II (10%)  $ 33,099  $ 33,661  $ 99,694  $ 96,403


 Properties Owned in Joint Venture with
 --------------------------------------
 NTS-Properties VI (Ownership % at
 ---------------------------------
 September 30, 1999)
 -------------------

 Golf Brook Apartments (4%)               $ 28,970  $ 31,156  $ 89,058  $ 91,260
 Plainview Point III Office Center (5%)   $ 10,022  $ 11,048  $ 29,157  $ 32,965


 Property Owned in Joint Venture with
 ------------------------------------
 NTS-Properties VII, Ltd. and NTS-Properties
 -------------------------------------------
 Plus Ltd. (Ownership % at September 30, 1999)
 ---------------------------------------------

 Blankenbaker Business Center 1A (30%)    $ 67,696  $ 70,448  $208,598  $206,054


 Properties Owned through Lakeshore/University
 ---------------------------------------------
 II Joint Venture (L/U II Joint Venture)
 ---------------------------------------

 Lakeshore Business Center Phase I (1)    $ 35,525  $ 56,120  $155,253  $204,937
 Lakeshore Business Center Phase II (1)   $ 39,715  $ 62,904  $168,999  $233,767
 University Business Center Phase II (2)       N/A  $ 49,734       N/A  $136,669


(1) Represents ownership percentage of 18% for the three months and nine months ended September 30, 1998. Ownership percentage is 18% for the six months ended June 30, 1999 and 12% for the three months ended September 30, 1999.

(2) Represents ownership percentage of 18% for the three months and nine months ended September 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Rental and other income decreased $74,900 or 8% and $246,500 or 9% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decreases are primarily a result of a decrease in lease buy-out income at Lakeshore Business Center Phase II and decreases in occupancy at Plainview Point Office Center Phases I and II and Lakeshore Business Center Phase I. Also contributing to the decrease is the sale of University Business Center Phase II in October of 1998. Partially offsetting the decreases in income is a gain on the sale of the Tract 12 land owned by the Lakeshore/University II Joint Venture of approximately $94,000. NTS-Properties IV's share of the gain is

---------------------------------

approximately $11,300. The decreases are also offset by increases in income as a result of increases in average occupancy at Commonwealth Business Center Phase I and The Willows of Plainview Phase I. Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are representative of the entire period's results.

Operating expenses decreased $39,000 or 19% and $82,400 or 13% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decreases are primarily a result of decreased landscape replacements and parking lot repairs at Commonwealth Business Center Phase I and decreased exterior repairs and maintenance at Blankenbaker Business Center 1A. Also contributing to the decrease is the sale of University Business Center Phase II in October 1998. The decrease is partially offset by an increase in HVAC costs at Plainview Point Office Center Phases I and II as a result of zoneline replacements and the purchase of a new building security system.

Operating expenses - affiliated increased $13,000 or 11% and $37,500 or 11% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998. The increases are primarily due to increases in administrative salaries at Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I. The increase is partially offset by a decrease due to the sale of University Business Center Phase II. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

The 1999 loss on disposal of assets can be attributed to the write-off of tenant improvements at the Partnership's commercial properties and the write-off of clubhouse improvements and exterior renovations at the Partnership's residential properties. The 1998 loss on disposal of assets can be attributed to the write-off of land improvements at the Willows of Plainview Phases I and II. The write-offs are the result of various property improvements including tenant improvements to accommodate new leases a the Partnership's commercial properties and clubhouse and pool renovations at the Partnership's residential properties. The write-offs represent the costs of unamortized assets which were replaced as a result of the renovations.

Interest expense decreased approximately $46,000 or 23% and $119,000 or 19% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decreases are primarily due to required principal payments on the mortgages payable of the Partnership and its Joint Venture properties and to the pay-off of University Business Center Phase II's debt in October 1998.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. Management fees decreased approximately $7,000 or 13% and $16,500 or 10% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decreases are primarily due to the sale of University Business Center Phase II in October 1998.

Real estate taxes decreased approximately $8,000 or 15% and $14,000 or 9% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The decreases are primarily due to the sale of University Business Center Phase II in October 1998.

Professional and administrative expenses increased approximately $19,300 or 73% and $45,300 or 57% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of costs incurred in connection with the tender offers.

---------------------------------

Depreciation and amortization decreased approximately $32,000 or 16% and $102,000 or 16% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 primarily as a result of assets becoming fully depreciated and as the result of the sale of University Business Center Phase II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $23,592,217.

Also contributing to all of the decreases discussed above is a decrease in ownership of the Lakeshore/University II Joint Venture from 17.86% to 11.93% effective July 1, 1999. See Note 11 for details of a capital contribution made to the Joint Venture by NTS-Properties V affecting the change in ownership.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flows from operating activities.

Cash flows provided by (used in):


                                          1999                         1998
                                     -------------               ---------------
Operating activities                 $   585,162                  $   816,327
Investing activities                      72,592                      (84,251)
Financing activities                    (600,639)                    (739,380)
                                      -----------                  -----------
Net increase (decrease) in
 cash and equivalents                $    57,115                  $    (7,304)
                                      ===========                  ===========


Net cash provided by operating activities decreased approximately $231,000 or 28% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease was primarily driven by a decrease in net income from operations as a result of the sale of University Business Center II in October 1998 and net negative changes in working capital accounts.

Net cash (used in) provided by investing activities for the nine months ended September 30, 1999 and 1998 was $72,592 and $(84,251), respectively. The primary reason for the increase in funds provided in 1999 as compared to 1998 is the inclusion in this section of the positive net effect on cash flow of the change in the Partnership's ownership percentage of the Lakeshore/University II Joint Venture as described in Note 11, partially offset by increased capital expenditures.

Net cash used in financing activities totaled $600,639 and $739,380 in 1999 and 1998, respectively. The approximate $139,000 decrease in net cash used in financing activities in 1999 as compared to 1998 is primarily a result of decreased funds reserved for the repurchase of limited partnership Units through the Interest Repurchase Reserve.

No distributions were made during the year ended December 31, 1998 or the nine months ended September 30, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities) as shown on the Partnership's balance sheet as of September 30, 1999 were $698,084.

-----------------------------------------------------------

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1999 or obtain new tenants are unknown.

Due to the fact that no distributions were made during the nine months ended September 30, 1999 or 1998, the table, which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis, has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations and beginning construction on Lakeshore Business Center Phase III as described later in this section. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

As of September 30, 1999, the Partnership plans to renovate the community clubhouse at Golf Brook Apartments. The estimated cost of this renovation is $200,000. The Partnership plans to fund the renovations out of the $2,000,000 loan obtained September 23, 1999 secured by the Plainview Point III Office Center.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement date of the First Tender Offer), the Partnership has repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units at that date. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at September 30, 1999 was $0.

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit. The First Tender Offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit. Although the bidders believe that this price is appropriate, the price of $205 per Unit may not equate to the fair market value or the liquidation value of the Units, and is less than the book value per Unit as of the date of the Second Tender Offer. Approximately $225,000 ($205,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Second Tender Offer stated that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to

-----------------------------------------------------------

1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates IV, Ltd., does not intend to participate in the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999, and this expiration date has been extended to December 8, 1999. As of September 30, 1999 approximately 1,080 Units had been tendered pursuant to the Second Tender Offer.

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

As of September 30, 1999 the L/U II Joint  Venture  intends to use the remaining
3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during the fourth quarter of 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing o favorable terms has been obtained. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of Lakeshore Business Center Phase III. At that time, the Partnership and NTS-Properties Plus were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties Plus, agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease.

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

During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnerships understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8.1% of the Partnership's rent revenues during the nine months ended September 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

-----------------------------------------------------------

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

The PILOT software system, purchased in the early 1990's, is being replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California is replacing PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and is fully operational as of September 30, 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by the NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The costs of these advances in NTS' systems technology are not all attributable the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $57,000 during 1999. Costs incurred through December 31, 1998 were approximately $13,000. These costs include primarily hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management believes that applications involving ET are Year 2000 compliant as of September 30, 1999.

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

---------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At September 30, a hypothetical 100 basis point increase in interest rates would result in an approximately $330,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 5.   Other Information
          -----------------

          Mr. Richard L. Good, who was the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)      Exhibits:

                   Exhibit 27. Financial Data Schedule

          (b)      Reports on Form 8-K:

                   None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NTS-PROPERTIES IV
                                         ---------------------------------------
                                                     (Registrant)

                                          By:    NTS-Properties Associates IV,
                                                 General Partner
                                                 By:    NTS Capital Corporation,
                                                        General Partner

                                                 /s/ Gregory A. Wells
                                                 -------------------------------
                                                 Gregory A. Wells
                                                 Senior Vice President
                                                 of NTS Capital Corporation


Date: November 15, 1999