Form 10-K
period 1999-12-31
NTS PROPERTIES IV
filed 2000-03-30
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  -----
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended            December 31, 1999
                                  ----------------------------------------------

                                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------------

         Commission file number                     0-11655
                               -------------------------------------------------


                                NTS-PROPERTIES IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Kentucky                                           61-1026356
---------------------------------                    ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

   10172 Linn Station Road
   Louisville, Kentucky                                       40223
---------------------------------                    ---------------------------
(Address of principal executive                             (Zip Code)
offices)

Registrant's telephone number, including area code:         (502) 426-4800
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  X         NO
                                                             ----         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.           [X]

Exhibit Index: See page 56

Total Pages: 61

                                TABLE OF CONTENTS

                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2.             Business and Properties                          3-18

Item 3.                    Legal Proceedings                                  18

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                               18


                                     PART II


Item 5.                    Market for the Registrant's Limited
                            Partnership Interests and Related
                            Partner Matters                                   19

Item 6.                    Selected Financial Data                            20

Item 7.                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  21-30

Item 7A.                   Quantitative and Qualitative Disclosures
                            About Market Risk                                 30

Item 8.                    Financial Statements and Supplementary
                            Data                                           31-51

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              52


                                    PART III


Item 10.                   Directors and Executive Officers of
                            the Registrant                                 53-54

Item 11.                   Management Remuneration and Transactions           54

Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             54

Item 13.                   Certain Relationships and Related
                            Transactions                                      55


                                     PART IV


Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        56-60


Signatures                                                                    61

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

NTS-Properties IV., Ltd., a Kentucky Limited Partnership, (the "Partnership" or "NTS-Properties IV") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership. As of December 31, 1999, the Partnership owned the following properties:

          - Commonwealth Business Center Phase I, a business center with approximately 81,000 net rentable square feet in Louisville, Kentucky, constructed by the Partnership.

          - Plainview Point Office Center Phases I and II, an office center with approximately 56,000 net rentable square feet in Louisville, Kentucky, acquired complete by the Partnership.

          - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

          - A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties V, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 10% at December 31, 1999.

          - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties VI, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 4% at December 31, 1999.

          - A joint venture interest in Plainview Point III Office Center, an office center with approximately 63,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 5% at December 31, 1999.

          - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by a joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 30% at December 31, 1999.

          - A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 12% at December 31, 1999.

-----------------------------------

A description of the properties owned by the L/U II Joint Venture as of December 31, 1999 appears below:

         -        Lakeshore  Business  Center  Phase I - a business  center with
                  ------------------------------------
                  approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

         -        Lakeshore  Business  Center Phase II - a business  center with
                  ------------------------------------
                  approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

         -        Outparcel  Building  Site -  approximately  3.8  acres of land
                  -------------------------
                  adjacent to the Lakeshore Business Center development upon which construction of Lakeshore Business Center Phase III has commenced.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

As of December 31, 1999, the Partnership's properties were encumbered by mortgages as shown in the table below:

                               Interest   Maturity           Balance
Property                         Rate       Date           at 12/31/99
--------                        ------     ------          -----------
Commonwealth Business Center
Phase I                          8.8%    10/01/04 (1)       $1,715,679

Plainview Point Office Center
Phases I and II                             --                 None

Willows of Plainview Phase I    7.15%    01/05/13 (2)       $1,845,116

Willows of Plainview Phase I    7.15%    01/05/13 (2)       $1,756,462

Willows of Plainview Phase II    7.2%    01/05/13 (2) $        299,682 (3)

Willows of Plainview Phase II    7.2%    01/05/13 (2) $        178,983 (3)

Golf Brook Apartments                         --             See Below (4)

Plainview Point Office Center
Phase III                                     --             See Below (5)

Blankenbaker Business Center
1A                               8.5%    11/15/05 (6) $        940,500 (7)

Lakeshore Business Center
Phase I                         8.125%   08/01/08 (8) $        542,043 (9)

Lakeshore Business Center
Phase II                        8.125%   08/01/08 (8) $        583,180 (9)

                       (Footnotes continued on next page)

-----------------------------------

(1)      Current   monthly   principal   payments   are  based  upon  a  10-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2)      Current   monthly   principal   payments   are  based  upon  a  15-year
         amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

(3) This amount represents the Partnership's proportionate interest in the mortgages payable at December 31, 1999. The outstanding balances of the mortgages at December 31, 1999 were $2,949,626 and $1,761,647, respectively.

(4) Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. The $7,677,179 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears interest at a fixed rate of 7.43% and matures May 15, 2009.

(5) Plainview Point Office Center Phase III, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to a bank. The $2,298,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage bears interest at Euro Rate plus 225 basis points and matures June 23, 2002.

(6)      Current   monthly   principal   payments  are  based  upon  an  11-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(7) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgage at December 31, 1999 was $3,121,473.

(8)      Current   monthly   principal   payments   are  based  upon  a  12-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(9) This amount represents the Partnerships's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgage at December 31, 1999 was $4,543,531 for Phase I and $4,888,353 for Phase II.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership reflects a gain of approximately $11,300 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the land sale to help fund the construction of Lakeshore Business Center Phase III as described below.

-----------------------------------

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the
Lakeshore Business Center Development. Site work began in December 1999 and shell construction began the first quarter of 2000. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. The Partnership and NTS- Properties Plus, which prior to July 1, 1999 had an 18% and 12% interest respectively, in the L/U II Joint Venture, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties Plus agreed that NTS-Properties V would make the capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease to 8% and 12% respectively. See Item 8 Note 14 for information of debt financing obtained for the construction of Lakeshore Business Center Phase III subsequent to December 31, 1999.

As of December 31, 1999, the Partnership has also started renovation of the community clubhouse at Golf Brook Apartments. The estimated cost of the renovation is $200,000. The renovation is being funded partly from cash flow from operations and partly from financing obtained by NTS-Properties VI on September 23, 1999 in the amount of $2,500,000 which is secured by Plainview Point III Office Center.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1999.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Item 8, Note 13 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

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

The following is information regarding properties that represent either 10% or more of total consolidated assets or revenues as of and for the year ending December 31, 1999.

Commonwealth Business Center Phase I
------------------------------------

As of December 31, 1999, there were 12 tenants leasing space aggregating approximately 75,766 square feet of rentable area at Commonwealth Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include a stockbrokerage house, insurance and machinery sales/service. One tenant individually leases more than 10% of Commonwealth Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 93% (1999), 89% (1998), 87% (1997) and 86% (1996 and 1995). See Item 7 for
average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major lease in effect on December 31, 1999:

                                            Sq. Ft. and         Current Annual
                                              % of Net              Rental
                    Year of Expiration      Rentable Area       per Square Foot
                    ------------------      -------------       ---------------
Major Tenant (1):
     1                    2004              40,079 (49.3%)          $7.59

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Plainview Point Office Center Phases I and II
---------------------------------------------

As of December 31, 1999, there were 6 tenants leasing space aggregating approximately 44,461 square feet of rentable area at Plainview Point Office Center Phases I and II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, telemarketing services and insurance. Two tenants individually lease more than 10% of Plainview Point Office Center's rentable area. The occupancy levels at the office center as of December 31 were 79%
(1999),  65%  (1998),  73%  (1997),  88% (1996) and 85%  (1995).  See Item 7 for
average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major leases in effect on December 31, 1999:

                                                                 Current Annual
                                        Sq. Ft. and % of Net         Rental
                   Year of Expiration      Rentable Area         per Square Foot
                   ------------------       -------------        ---------------
Major Tenant (1):
      1                  2004               28,675 (50.7%)           $13.42
      2                  2004                7,428 (13.1%)           $13.60

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

The Willows of Plainview Phase I
--------------------------------

Units at The Willows of Plainview Phase I include one and two-bedroom lofts and deluxe apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts, have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase I start at $679 for one-bedroom apartments, $939 for two-bedroom apartments and $1,039 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1999), 86% (1998), 92%
(1997), 89% (1996) and 91% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

Blankenbaker Business Center 1A
-------------------------------

Sykes HealthPlan Services Bureau, Inc. (SHPS, Inc.) has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Sykes HealthPlan Services Bureau, Inc. is a professional service-orientated organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1999, 1998, 1997, 1996 and 1995 was 100%. See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998, and 1997.

The following table contains approximate data concerning the lease in effect on December 31, 1999:

                                                                 Current Annual
                                         Sq. Ft. and % of Net       Rental
      Name           Year of Expiration    Rentable Area (1)    per Square Foot
      ----           ------------------    -----------------    ---------------
Sykes HealthPlan
 Services Bureau, Inc.      2005            100,640 (100%)          $ 7.48

(1) Rentable area includes ground floor and mezzanine square feet.

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a Corporate Headquarters. As of December 31, 1999, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of the lease term, which expires in July 2005.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 1999, there were 29 tenants leasing space aggregating approximately 76,069 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 73% (1999), 85% (1998), 96% (1997) and 92% (1996 and 1995). See Item 7 for
average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 1999, there were 20 tenants leasing space aggregating approximately 70,417 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 72% (1999), 79% (1998), 100% (1997), 89% (1996)
and 72% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major lease in effect on December 31, 1999:

                                                                Current Annual
                                       Sq. Ft. and % of             Rental
               Year of Expiration     Net Rentable Area         per Square Foot
               ------------------     -----------------         ---------------
Major Tenant (1):
     1               2002               14,665 (15.1%)              $15.30


(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Additional Operating Data
-------------------------

Additional operating data regarding the Partnership's properties is furnished in the following table:

                               Federal            Realty              Annual
                              Tax Basis          Tax Rate          Realty Taxes
                              ---------          --------          ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business
Center Phase I                $4,055,103        $ .010710        $   34,493

Plainview Point Office
Center Phases I and II         3,416,402          .010910            17,615

The Willows of
Plainview Phase I              7,374,906          .010910            60,728


Percentage ownership has not been applied to the information in the table above and below for properties owned through a joint venture.

                            (Continued on next page)

-------------------------------------

                                        Federal         Realty         Annual
                                       Tax Basis       Tax Rate     Realty Taxes
                                       ---------       --------     ------------

Property Owned in Joint Venture
-------------------------------
with NTS-Properties V
---------------------

The Willows of Plainview Phase II     $7,865,171        .010910     $  65,528


Properties Owned in Joint Venture
---------------------------------
with NTS-Properties VI
----------------------

Golf Brook Apartments                 16,214,515        .017895       288,325

Plainview Point III Office Center      4,697,899        .010910        34,007


Property Owned in Joint
-----------------------
Venture with NTS-Properties VII
-------------------------------
and NTS-Properties Plus Ltd.
----------------------------

Blankenbaker Business
Center 1A                              7,356,545        .010710        55,850

Properties Owned Through
------------------------
Lakeshore/ University II Joint
------------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I     10,273,821        .025496       162,680

Lakeshore Business Center Phase II    12,263,794        .025496       174,122

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 5-30 years for amenities and the life of the lease for tenant improvements.

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

         (c) the vote or consent of each of the Partners to dissolve the Partnership; or

         (d)      September 30, 2028.

----------------------------------------

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 1999.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1999 is $4,711,273 ($2,949,626 and $1,761,647). The mortgages are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgages at December 31, 1999 is $478,665 ($299,682 and $178,983). Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 10% at December 31, 1999.

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

         (c) the vote or consent of each of the Partners to dissolve the Partnership; or

         (d)      September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1999.

----------------------------------------

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The original borrowings obtained by NTS-Properties VI for Golf Brook Apartments were used to fund a portion of NTS-Properties VI's contribution to the Joint Venture. The current mortgage payable of $7,677,179 is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. At maturity, the loan will have been repaid based on the current rate of amortization.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The Term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 4% at December 31, 1999.

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

         (c) the vote or consent of each of the Partners to dissolve the Partnership; or

         (d)      December 30, 2026.

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1999.

----------------------------------------

Plainview Point III Office Center is encumbered by a mortgage payable to a bank. The current mortgage payable of $2,298,000 is recorded as a liability by NTS-Properties VI in accordance with the Joint Venture Agreement. The mortgage payable bears interest at Euro Rate plus 225 basis points, matures June 23, 2002 and is secured by the assets of Plainview Point III Office Center. At maturity the loan will have been repaid based on the current rate of amortization.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 5% at December 31, 1999.

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

         (c) the vote or consent of each of the Partners to dissolve the Partnership; or

         (d)      December 31, 2030.

In 1990, when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000, which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note

----------------------------------------

payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 1999 was $3,121,473. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1999 was $940,500. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the Joint Venture agreement. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Sykes. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, Sykes occupied 100% of the business center. No future contributions are anticipated as of December 31, 1999.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 30% at December 31, 1999.

----------------------------------------

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

----------------------------------------

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

         Loan Balance
         at 12/31/99                Encumbered Property
         -----------                -------------------

         $4,543,531                 Lakeshore Business Center Phase I
         $4,888,353                 Lakeshore Business Center Phase II

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1999 was $1,125,223 ($542,043 and $583,180). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned an 18% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). NTS-Properties IV reflected a gain of approximately $208,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $442,000.

On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other partners in the Joint Venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties IV's percentage of ownership in the Joint Venture is 12%, as compared to 18% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture sold 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership reflects a gain of approximately $11,300 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III. See above for details of the Partnership's intention to build Lakeshore Business Center III.

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

----------------------------------------

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 12% at December 31, 1999.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, the following properties were under construction in the respective vicinities in which the properties are located; in the vicinity of Golf Brook Apartments, there are 4 apartment complexes currently under construction with expected completion dates of January 2000, March 2000, July 2000 and December 2000, respectively. The complexes consist of 360 units, 551 units, 452 units and 310 units, respectively. In the vicinity of The Willows of Plainview, there is one new apartment complex currently under construction which is scheduled to be completed by the fourth quarter of 2000. The number of units in this complex is unknown at this time. Currently, the effect these new units will have on occupancy at Golf Brook Apartments and the Willows of Plainview is unknown. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates IV, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates IV. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $186,264 for the year ended December 31, 1999. $110,227 was received from commercial properties and $76,037 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

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

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  Legal Proceedings
         -----------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.        Market for Registrant's Limited Partnership Interests and Related
               -----------------------------------------------------------------
               Partner Matters
               ---------------

There is no established trading market for the limited partnership interests. The Partnership had 1,898 limited partners as of February 29, 2000. Cash distributions and allocations of income and loss are made as described in Note 1C to the Partnership's 1998 financial statements in Item 8.

No distributions were paid during 1999, 1998 or 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.  Selected Financial Data
         -----------------------


Years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                       1999                 1998               1997              1996            1995
                                       ----                 ----               ----              ----            ----
Rental and other income            $  3,306,463        $  3,619,094        $  3,708,597     $  3,577,554     $  3,285,430
Gain on sale of assets                   11,256(1)          208,607(2)               --               --               --
Total expenses                       (3,320,410)         (3,575,343)         (3,680,643)      (3,610,839)      (3,711,915)
                                   ------------        ------------        ------------     ------------     ------------
Income (loss) before
 extraordinary item                     (2,691)            252,358              27,954          (33,285)        (426,485)
Extraordinary item                           --            (154,062)            (77,004)         (12,896)              --
                                   ------------        ------------        ------------     ------------     ------------

Net income (loss)                  $     (2,691)       $     98,296        $    (49,050)    $    (46,181)    $   (426,485)
                                   ============        ============        ============     ============     ============

Net income (loss) allocated to:
  General Partner                  $        (27)       $        983        $       (490)    $       (462)    $     (4,265)
  Limited partners                 $     (2,664)       $     97,313        $    (48,560)    $    (45,719)    $   (422,220)

Net income (loss) per
limited partnership
units                              $      (0.11)       $       3.75        $      (1.82)    $      (1.63)    $     (14.19)

Weighted average number
of limited partnership
units                                    24,778              25,918              26,708           28,012           29,745

Cumulative net income
  (loss)allocated to:
  General Partner                  $      3,872        $      3,899        $      2,916     $      3,406     $      3,868
  Limited partners                 $    383,189        $    385,853        $    288,540     $    337,100     $    382,819

Cumulative taxable income
(loss) allocated to:
  General Partner                  $    (27,678)       $    (26,810)       $    (24,092)    $    (24,618)    $    (24,486)
  Limited partners                 $ (2,740,689)       $ (2,654,795)       $ (2,385,433)    $ (2,437,521)    $ (2,424,353)

Distributions declared:
 General Partner                   $         --        $         --        $         --     $      2,251     $     11,117
 Limited partners                  $         --        $         --        $         --     $    222,842     $  1,100,565

Cumulative distributions
 declared to:
  General Partner                  $    218,253        $    218,253        $    218,253     $    218,253     $    216,002
  Limited partners                 $ 21,607,636        $ 21,607,636        $ 21,607,636     $ 21,607,636     $ 21,384,794

At year end:
Land, buildings and
 amenities, net                    $ 10,480,193        $ 11,566,911        $ 13,321,032     $ 14,098,502     $ 14,915,069

Total assets                       $ 11,665,677        $ 13,055,709        $ 14,812,308     $ 15,406,286     $ 16,645,788

Mortgages and notes
 payable                           $  7,861,645        $  9,121,979        $ 10,706,802     $ 11,236,625     $ 11,592,641

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1)  See Item 8 Note 11 for  details  of the  sale of 2.4  acres of land in July
     1999.

(2) See Item 8 Note 11 for the details on the sale of University Business Center Phase II to Silver City Properties, Ltd. on October 6, 1998.

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

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                                   1999(1)   1998    1997
                                                   -------   ----    ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                  93%     89%     87%
Plainview Point Office Center Phases I and II         79%     65%     73%
The Willows of Plainview Phase I                      96%     86%     92%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties V (ownership % at December 31, 1999)
-----------------------------------------------

The Willows of Plainview Phase II (10%)(2)            87%     92%     90%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (ownership % at December 31, 1999)
------------------------------------------------

Golf Brook Apartments (4%)(2)                         95%     96%     96%
Plainview Point III Office Center (5%)                86%     81%     96%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(ownership % at December 31, 1999)
----------------------------------

Blankenbaker Business Center 1A (30%)                100%    100%    100%

Properties Owned Through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (2)(3)(4)           73%     85%     96%
Lakeshore Business Center Phase II(2)(4)              72%     79%    100%
University Business Center Phase II (5)               N/A     N/A     99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) As of December 31, 1999, one new five-year lease totaling 2,406 square feet was signed at Lakeshore Business Center I. The tenant took occupancy during the first quarter of 2000 and the business center's occupancy has increased to 76%.

(4) Ownership percentage was 18% at December 31, 1997 and 1998 and 12% as of December 31, 1999. See Item 8 Note 5F.

(5) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.

----------------------------

The average occupancy levels at the Partnership's properties as of December 31 were as follows:

                                                    1999     1998       1997
                                                    ----     ----       ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                  95%     88%        85%
Plainview Point Office Center Phases I and II (1)     58%     70%        83%
The Willows of Plainview Phase I                      94%     90%        93%

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties V (ownership % at December 31,
---------------------------------------------
1999)
-----

The Willows of Plainview Phase II (10%)               93%     87%        91%

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (ownership % at December 31,
----------------------------------------------
1999)
-----

Golf Brook Apartments (4%)(1)                         94%     96%        93%
Plainview Point III Office Center (5%)(1)             91%     92%        90%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties Plus
------------------------------------------------
Ltd. (ownership % at December 31, 1999)
---------------------------------------

Blankenbaker Business Center 1A (30%)                100%    100%       100%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I(1)(2)               74%     88%        96%
Lakeshore Business Center Phase II(1)(2)              85%     91%        94%
University Business Center Phase II (3)              N/A      91%(4)     99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Ownership percentage was 18% as of December 31, 1997 and 1998 and 12% as of December 31, 1999. (See Item 8 Note 5F).

(3) On October 6, 1998, University Center Phase II was sold. See below for the detail of this transaction.

(4)      Represents average occupancy through October 6, 1998.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                            1999     1998             1997
                                            ----     ----             ----
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I    $  793,230 $  705,009      $  657,888

Plainview Point Office Center Phases
I and                                   $  331,212 $  457,904      $  571,950

The Willows of Plainview Phase I        $1,182,573 $1,148,200      $1,231,150

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties V (ownership % at December
-----------------------------------------
31, 1999)
---------

The Willows of Plainview Phase II (10%) $  130,143 $  130,126       $  137,881

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (ownership % at December
------------------------------------------
31, 1999)
---------

Golf Brook Apartments (4%)              $  118,307 $  120,971       $  113,578

Plainview Point Office Center III (5%)  $   42,301 $   40,779       $   38,512

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd., and NTS-Properties
----------------------------------------
Plus Ltd. (ownership % at December 31,
--------------------------------------
1999)
-----

Blankenbaker Business Center 1A (30%)   $  270,791 $  276,575       $  277,713

Properties Owned through
------------------------
Lakeshore/University II Joint Venture (L/U
------------------------------------------
II Joint Venture)
-----------------

Lakeshore Business Center Phase I (1)   $  192,978 $  266,873       $  253,826

Lakeshore Business Center Phase II (1)  $  210,941 $  292,671       $  251,910

University Business Center Phase II         N/A    $  139,220(2)(3) $ 148,536(3)

(1) Represents ownership percentage of 18% for the periods ending December 31, 1997 and 1998. Ownership percentage is 18% for the six months ended June 30, 1999 and 12% for the six months ended December 31, 1999.

(2) On October 6, 1998, University Business Centers Phase II was sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition.

(3)      Revenues for 1998 and 1997 are reported at 18% ownership.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

Results of Operations
---------------------

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Rental and other income decreased approximately $300,000 or 8% in 1999 primarily as a result of a decrease in lease buy-out income at Lakeshore Business Center Phases I and II and decreased occupancy at Plainview Point Office Center Phases I and II and Lakeshore Business Center Phases I and II. Also contributing to the decrease is the sale of University Business Center Phase II in 1998. The decrease is partially offset by increased income at Commonwealth Business Center Phase I and The Willows of Plainview Phase I as a result of increases in average occupancy.

The 1999 gain on sale of asset was a result of the sale of 2.4 acres of land by the Lakeshore/University II Joint Venture. The gain totaled $94,347. NTS-Properties IV's share of the gain is approximately $11,300.

The 1998 gain on sale of asset is the result of selling University Business Center Phase II. On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser"), for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned an 18% interest as of the date of the sale. Portions of the proceeds from this sale were immediately used to pay outstanding debt on the University II property (including interest and prepayment penalty) of approximately $5,933,382.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income decreased approximately $12,700 or 22% in 1999 and approximately $34,000 or 37% in 1998 as a result of decreased cash reserves available for investment.

Operating expenses decreased approximately $67,000 or 9% in 1999 primarily as a result of decreased landscape replacements and parking lot repairs at Commonwealth Business Center Phase I and decreased exterior repairs and maintenance at Blankenbaker Business Center 1A. Also contributing to the decrease is the sale of University Business Center Phase II in October 1998 and decreased walkway repairs at The Willows of Plainview Phase I. The decrease is partially offset by an increase in HVAC costs at Plainview Point Office Center Phases I and II as a result of zoneline replacements and increased maintenance costs at Plainview Point Office Center Phases I and II resulting from the purchase of a new building security system.

Operating expenses - affiliated increased approximately $51,000 or 11% in 1999 primarily as a result of increased administrative salaries at Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I. The increase is partially offset by a decrease due to the sale of University Business Center Phase II. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses - affiliated increased approximately $67,000 or 17% in 1998. The increase was primarily the result of increased allocated property management payroll costs at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

---------------------------------

The 1999 loss on disposal of assets can be attributed to the write-off of tenant improvements at the Partnership's commercial properties and the write-off of clubhouse and exterior renovations at the Partnership's residential properties. The write-offs are the result of various property improvements, including tenant improvements, to accommodate new leases at the Partnership's commercial properties and clubhouse and pool renovations at the Partnership's residential properties. The write-offs represent the costs of unamortized assets which were replaced as a result of the renovations.

The 1998 loss on disposal of assets can be attributed primarily to The Willows of Plainview Phases I and II. The write-off was a result of new property signage, updating the model apartments and pool renovations. In order to complete these projects, it was necessary to replace assets which had not been fully depreciated.

Interest expense decreased approximately $147,000 or 18% in 1999 primarily due to the pay-off of University Business Center Phase II's debt in October 1998 and required principal payments on the mortgages payable of the Partnership and its Joint Venture properties.

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

Professional and administrative expenses increased approximately $27,000 or 24% and approximately $13,000 or 12% in 1999 and 1998, respectively, primarily as a result of costs incurred in connection with the Tender Offers (See Item 8 Note
4).

Depreciation and amortization decreased approximately $137,000 or 17% in 1999 primarily as a result of the sale of University Business Center Phase II in October 1998 and decreased approximately $107,000 or 12% in 1998 primarily as a result of a portion of the original assets at Blankenbaker Business Center 1A becoming fully depreciated and the result of the sale of University Business Center Phase II. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 5-30 years for amenities and the life of the lease for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $21,447,190.

Also contributing to all of the decreases discussed above is a decrease in ownership of the Lakeshore/University II Joint Venture from 17.86% to 11.93% effective July 1, 1999. See Item 8 Note 5F for details of a capital contribution made to the Joint Venture by NTS-Properties V affecting the change in ownership.

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

---------------------------------

The 1997 extraordinary item - early extinguishment of debt relates to loan costs associated with The Willows of Plainview Phase I and II mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003).

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership had purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities were from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, payment of loan costs, principal payments on mortgages and notes payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units through the Tender Offer or the Interest Repurchase Reserve. Cash flows provided by financing activities represent an increase in mortgages payable. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows is combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

Cash flows provided by (used in):

                                  1999            1998            1997
                                  ----            ----            ----
Operating activities          $   893,811     $   985,883     $ 1,176,545
Investing activities             (145,418)      1,454,698        (517,720)
Financing activities             (781,850)     (2,075,757)       (729,159)
                              -----------     -----------     -----------
Net increase (decrease) in
 cash and equivalents         $   (33,457)    $   364,824     $   (70,334)
                              ===========     ===========     ===========

Net cash provided by operating activities decreased approximately $92,000 or 9% in 1999 primarily as a result of decreased net income from operations and as a result of the sale of University Business Center Phase II in 1998.

Net cash provided by operating activities decreased approximately $191,000 or 16% in 1998. The decrease was primarily driven by a decrease in net working capital assets and liabilities (excluding cash).

Net cash provided by investing activities decreased approximately $1,600,000 in 1999. The decrease is primarily a result of the 1998 balance including the Partnership's proportionate share of the proceeds received from the sale of University Business Center Phase II in October 1998. The decrease is also due to increased capital expenditures and is partially offset by the positive net effect on cash flow of the change in the Partnership's ownership percentage of the Lakeshore/University II Joint Venture.

-----------------------------------------------------------

Net cash provided by investing activities increased approximately $1,970,000 in 1998. The increase in cash provided by investing activities was primarily driven by the proceeds from the sale of assets and net maturities of investment securities over purchases partially offset by increased capital expenditures.

The approximate $1,294,000 decrease in net cash used in financing activities in 1999 is primarily driven by a reduction in payments on mortgages. The approximate $1,347,000 increase in net cash used in financing activities in 1998 is primarily a result of increased principal payments on mortgages payable and increased funds used for the repurchase of limited partnership Units through the Interest Repurchase Reserve and increased funds reserved for the repurchase of limited partnership Units through the Tender Offers.

The Partnership has not made any cash distributions since the quarter ended September 30, 1996. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were  $607,512,  $783,538 and $698,481 at December 31, 1999,  1998 and 1997,
respectively.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 2000 or obtain new tenants are unknown.

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the Lakeshore Business Center development. Site work began in December 1999 and shell construction began first quarter 2000. Construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. Construction is expected to be completed by the fourth quarter of 2000. See Item 8 Note 5F for details of the capital contribution made by NTS-Properties V and Note 14 for details of the debt financing obtained subsequent to December 31, 1999.

As of December 31, 1999, the Partnership has also started renovations of the community clubhouse at Golf Brook Apartments. The estimated cost of the renovation is $200,000. The renovation is being funded partly from cash flow from operations and partly from financing obtained by NTS-Properties VI on September 23, 1999, in the amount of $2,500,000 which is secured by Plainview Point III Office Center.

-----------------------------------------------------------

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement of the First Tender Offer), the Partnership had repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at December 31, 1999 was $0.

On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The First Tender offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

On July 28, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205.00 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was extended to December 8, 1999. A total of 2,245 Units were tendered, pursuant to the Second Tender Offer, and the bidders accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 1,745 Units at a total cost of $460,225 plus offering expenses.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership reflects a gain of approximately $11,300 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the land sale to help fund the construction of Lakeshore Business Center Phase III as described above.

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

-----------------------------------------------------------

These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties IV, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT. The Yardi system is fully implemented and operational as of December 31, 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $70,000 over 1999 and 1998. These costs primarily include the purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

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

---------------------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximate $309,000 decrease in the fair value of debt.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties IV, a Kentucky Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties IV (a Kentucky limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 57 through 60 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 24, 2000


                                NTS-PROPERTIES IV
                                -----------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------


                                             1999              1998
                                             ----              ----
ASSETS
------
Cash and equivalents                      $    607,512   $    640,969
Cash and equivalents - restricted               60,809        183,050
Investment securities                               --        142,569
Accounts receivable, net of allowance
 for doubtful accounts of $0 (1999)
 and $1,972 (1998)                             192,079        183,170
Land, buildings and amenities, net          10,480,193     11,566,911
Other assets                                   325,084        339,040
                                           -----------    -----------

                                           $11,665,677    $13,055,709
                                           ===========    ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                          $ 7,861,645    $ 9,121,979
Accounts payable                               224,227        115,103
Security deposits                               69,991         75,108
Other Liabilities                               48,004         53,518
                                           -----------    -----------

                                             8,203,867      9,365,708


Commitments and contingencies (Note 12)



Partners' equity                             3,461,810      3,690,001
                                           -----------    -----------

                                           $11,665,677    $13,055,709
                                           ===========    ===========



The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                                          1999              1998             1997
                                                          ----              ----             ----
Revenues:
---------
 Rental income, net of provision for
  doubtful accounts of $0 (1999), $2,043
 (1998) and $0(1997)                                    $ 3,261,445     $ 3,561,342     $ 3,616,883
 Gain on sale of asset                                       11,256         208,607              --
 Interest and other income                                   45,018          57,752          91,714
                                                        -----------     -----------     -----------

                                                          3,317,719       3,827,701       3,708,597
Expenses:
---------
 Operating expenses                                         718,387         785,718         813,091
 Operating expenses - affiliated                            517,548         466,497         398,950
 Loss on disposal of assets                                  55,262          13,081              --
 Interest expense                                           656,235         803,140         855,488
 Management fees                                            186,264         204,498         208,837
 Real estate taxes                                          203,348         212,763         224,345
 Professional and administrative
  expenses                                                  142,009         114,956         102,345
 Professional and administrative
  expenses - affiliated                                     158,042         154,605         150,715
 Depreciation and amortization                              683,315         820,085         926,872
                                                        -----------     -----------     -----------

                                                          3,320,410       3,575,343       3,680,643
                                                        -----------     -----------     -----------

Income (loss) before extraordinary item                      (2,691)        252,358          27,954
Extraordinary item - early extinguishment
 of debt                                                         --        (154,062)        (77,004)
                                                        -----------     -----------     -----------

Net income (loss)                                       $    (2,691)    $    98,296     $   (49,050)
                                                        ===========     ===========     ===========

Net income (loss) allocated to the
 limited partners:
  Income (loss) before extraordinary item               $    (2,664)    $   249,834     $    27,674
  Extraordinary item                                             --        (152,521)        (76,234)
                                                        -----------     -----------     -----------

  Net income (loss)                                     $    (2,664)    $    97,313     $   (48,560)
                                                        ===========     ===========     ===========

Net income (loss) per limited partnership
 Unit:
  Income (loss) before extraordinary item               $     (0.11)    $      9.64     $      1.03
  Extraordinary item                                             --           (5.89)          (2.85)
                                                        -----------     -----------     -----------
Net income (loss) per limited partnership
 Unit                                                   $     (0.11)    $      3.75     $     (1.82)
                                                        ===========     ===========     ===========
Weighted average number of limited
 partnership units                                           24,778          25,918          26,708
                                                        ===========     ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.



                                NTS-PROPERTIES IV
                                -----------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                        Limited          General
                                        Partners         Partners        Total
                                        --------         --------        -----

Balances at December 31, 1996         $ 4,132,023     $  (214,848)    $ 3,917,175
 Net loss                                 (48,560)           (490)        (49,050)
 Repurchase of limited partnership
  Units                                   (33,900)             --         (33,900)
                                      -----------     -----------     -----------
Balances at December 31, 1997           4,049,563        (215,338)      3,834,225
 Net income                                97,313             983          98,296
 Repurchase of limited partnership
  Units                                  (242,520)             --        (242,520)
                                      -----------     -----------     -----------
Balances at December 31, 1998           3,904,356        (214,355)      3,690,001
 Net loss                                  (2,664)            (27)         (2,691)
 Repurchase of limited partnership
  Units                                  (225,500)             --        (225,500)
                                      -----------     -----------     -----------
Balances at December 31, 1999         $ 3,676,192     $  (214,382)    $ 3,461,810
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


                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                                         1999           1998            1997
                                                         ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net income (loss)                                  $    (2,691)    $    98,296     $   (49,050)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Gain on sale of assets                                 (11,256)       (208,607)             --
Extraordinary item - early extinguishment of
 debt                                                       --         154,062          77,004
Accrued interest on investment securities                   --          (2,569)         (3,877)
Provision for doubtful accounts                             --           2,043              --
Write-off of unamortized improvements                   55,262          13,081              --
Depreciation and amortization                          683,315         820,085         926,872
Changes in assets and liabilities:
 Cash and equivalents - restricted                        (759)         47,924           4,719
 Accounts receivable                                    (4,962)         57,921         103,999
 Other assets                                           76,409          44,359         100,947
 Accounts payable - operations                         109,125         (20,479)        (22,608)
 Security deposits                                      (5,117)         (8,282)           (521)
 Other liabilities                                      (5,515)        (11,951)         39,060
                                                   -----------     -----------     -----------

  Net cash provided by operating activities            893,811         985,883       1,176,545
                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Proceeds from the sale of land                          55,742              --              --
Proceeds from the sale of assets before payment
 of debt                                                    --       1,498,242              --
Additions to land, buildings and amenities            (405,214)       (334,563)        (99,261)
Purchase of investment securities                           --      (1,125,550)       (799,777)
Maturity of investment securities                           --       1,407,885         381,318
Other                                                       --           8,684              --
Change in ownership of Joint Venture (Note 5F)         204,054              --              --
                                                   -----------     -----------     -----------
  Net cash provided by (used in) investing
   activities                                         (145,418)      1,454,698        (517,720)
                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Increase in mortgages payable                               --              --       4,414,080
Principal payments on mortgages and notes
 payable                                              (679,350)     (1,584,823)     (4,943,902)
Early principal payment penalty                             --        (136,449)             --
Decrease in loan costs                                      --          10,285              --
Additions to loan costs                                     --              --        (120,187)
Repurchase of limited partnership Units               (225,500)       (242,520)        (33,900)
Decrease (increase) in cash and equivalents -
 restricted                                            123,000        (122,250)        (45,250)
                                                   -----------     -----------     -----------

  Net cash used in financing activities               (781,850)     (2,075,757)       (729,159)
                                                   -----------     -----------     -----------

  Net increase (decrease) in cash and
   equivalents                                         (33,457)        364,824         (70,334)

CASH AND EQUIVALENTS, beginning of year                640,969         276,145         346,479
                                                   -----------     -----------     -----------

CASH AND EQUIVALENTS, end of year                  $   607,512     $   640,969     $   276,145
                                                   ===========     ===========     ===========

Interest paid on a cash basis                      $   722,163     $   793,577     $   876,871
                                                   ===========     ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

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

     B)  Properties
         ----------
         The Partnership owns and operates the following properties:

         - Commonwealth Business Center Phase I, a business center with approximately 81,000 net rentable square feet in Louisville, Kentucky.

         - Plainview Point Office Center Phases I and II, an office center with approximately 56,000 net rentable square feet in Louisville, Kentucky.

         - The Willows of Plainview Phase I, a 118-unit luxury apartment complex in Louisville, Kentucky.

         - A 10% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky.

         - A 4% joint venture interest in Golf Brook Apartments, a 195- unit luxury apartment complex in Orlando, Florida.

         - A 5% joint venture interest in Plainview Point III Office Center, an office center with approximately 63,000 net rentable square feet in Louisville, Kentucky.

         - A 30% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

         - A 12% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

              -       Lakeshore Business Center Phase I - a business center with
                      ---------------------------------
                      approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

              -       Lakeshore  Business  Center  Phase II - a business  center
                      -------------------------------------
                      with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

              -       Outparcel  Building Site - approximately 3.8 acres of land
                      ------------------------
                      adjacent to the Lakeshore Business Center development upon which construction of Lakeshore Business Center III has commenced.

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

         Net Cash Proceeds, as defined in the partnership agreement, which are available for distribution will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received distributions from all sources equal to their Original Capital plus the amount of any deficiency in their 8% Cumulative Distribution as defined in the partnership agreement; and 2) the remainder, 75% to the limited partners and 25% to the General Partner. Net income (loss) is to be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying Financial Statements.

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

         A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                  1999         1998         1997
                                  ----         ----         ----
Net income (loss)             $  (2,691)    $  98,296     $ (49,050)
Items handled differently
 for tax purposes:
 Gain on sale of assets          (9,274)     (329,513)           --
  Depreciation and
   amortization                (107,141)      (46,238)       (1,014)
  Capitalized leasing
   costs                            526           324           237
  Rental income                  10,779        28,217       138,433
  Write-off of unamortized
   tenant improvements               --       (25,037)      (28,620)
  Allowance for doubtful
   accounts                      (2,032)        1,865        (7,372)
  Other                          23,071            --            --
                              ---------     ---------     ---------

Taxable income (loss)         $ (86,762)    $(272,086)    $  52,614
                              =========     =========     =========

     -------------------------------------------

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

     G)  Cash and Equivalents - Restricted
         ---------------------------------

         Cash and equivalents - restricted represent 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units (1998 only).

     H)  Investment Securities
         ---------------------

         Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership held the securities until maturity.

     -------------------------------------------

         ---------------------------------

         The following provides details regarding the investments held at December 31, 1998:

                                  Amortized   Maturity     Value at
                  Type               Cost       Date       Maturity
                  ----               ----       ----       --------
        Certificate of deposit    $ 40,797    01/04/99     $ 40,815
        Certificate of deposit      50,886    01/04/99       50,907
        Certificate of deposit      50,886    02/01/99       51,111
                                 ---------                 --------
                                 $ 142,569                 $142,833
                                 =========                 ========


    I)   Basis of Property and Depreciation
         ----------------------------------

         Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 1999, 1998 and 1997 did not result in an impairment loss.

    J)   Rental Income and Capitalized Leasing Costs
         -------------------------------------------

         Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $113,359 and $124,909 at December 31, 1999 and 1998, respectively.

         All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

    K)   Advertising
         -----------

         The   Partnership   expenses   advertising-type   costs  as   incurred.
         Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

    L)   Statements of Cash Flows
         ------------------------

         For purposes of reporting cash flows, cash and equivalents include cash
         on  hand  and  short-term,   highly  liquid  investments  with  initial
         maturities of three months or less.

     -------------------------------------------

     M)  Reclassification of 1998 and 1997 Financial Statements
         ------------------------------------------------------

         Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform with December 31, 1999 classifications. These classifications had no material effect on previously reported operations.

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

3.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement date of the "First Tender Offer"), the Partnership had repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

4.   Tender Offer
     ------------

     On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The First Tender Offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

     On July 28, 1999, the Partnership commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was extended to December 8, 1999. A total of 2,245 Units were tendered, pursuant to the Second Tender Offer, and the bidders accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 1,745 Units at a total cost of $460,225 plus offering expenses.

5.   Investment in Joint Ventures
     ----------------------------

     A)  NTS/Willows Phase II Joint Venture
         ----------------------------------

         In 1984, the Partnership entered into a joint venture agreement with NTS-Properties V, an affiliate of the General Partner of the Partnership, to develop and construct a 144-unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. The project was completed in August 1985. Net income or net loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 10% at December 31, 1999. The Partnership's share of the joint venture's revenues was $130,143 (1999), $130,126 (1998) and $137,881 (1997). The Partnership's
         share of the joint  venture's  expenses was $130,211  (1999),  $129,696
         (1998) and $135,431 (1997).

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

     C)  NTS Sabal Golf Villas Joint Venture
         -----------------------------------

         In 1985, the Partnership entered into a joint venture agreement with NTS-Properties VI, an affiliate of the General Partner of the Partnership, to develop and construct a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida to be known as the Golf Brook Apartments Phase I. The Partnership contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing the complexes. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to the bank.

         Net income or net loss is allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 4% at December 31, 1999. The Partnership's share of the joint venture's revenues was $118,307
         (1999), $120,971 (1998) and $113,579 (1997). The Partnership's share of the joint ventures expenses was $82,377 (1999), $78,511 (1998) and $73,649 (1997).

     ----------------------------------------

     D)  Plainview Point III Joint Venture
         ---------------------------------

         In 1987, the Partnership entered into a joint venture agreement with NTS-Properties VI to develop and construct an approximately 63,000 square foot office building located in Louisville, Kentucky to be known as Plainview Point Phase III Office Center. The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank.

         Net income or net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 5% at December 31, 1999. The Partnership's share of the joint venture's revenues was $42,301 (1999), $40,779 (1998) and $38,512 (1997). The Partnership's share of the joint venture's expenses was $35,236 (1999), $44,273 (1998) and $42,023
         (1997).

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

     ----------------------------------------

         ------------------------------------------------------

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

         Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's ownership share was 30% at December 31, 1999. The Partnership's share of the joint venture's revenues was $270,791
         (1999), $276,575 (1998) and $277,712 (1997). The Partnership's share of the joint venture's expenses was $298,365 (1999), $310,531 (1998) and $329,529 (1997).

     F)  Lakeshore/University II Joint Venture
         -------------------------------------

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

         Undeveloped land adjacent to the        NTS/Fort Lauderdale, Ltd.
         Lakeshore Business Center
         development (2.4 acres)($27,104)

         University Business Center              NTS-Properties V and NTS-
         Phase II ($953,236)                     Properties Plus Ltd.

     ----------------------------------------

         -------------------------------------------------

         Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 12% at December 31, 1999. Net income or net loss is allocated based on the respective contribution of each partner as of the end of each calendar quarter. The Partnership's share of the joint venture's revenues was $422,797 (1999), $908,593 (1998) and $654,897
         (1997). The Partnership's share of the joint venture's expenses was $429,063 (1999), $830,675 (1998) and $790,607 (1997).

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

6.   Land, Buildings and Amenities
     -----------------------------

     The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                     1999           1998
                                     ----           ----
Land and improvements            $ 4,101,742    $ 5,486,714
Buildings, improvements and
amenities                         17,653,734     17,426,923
                                 -----------    -----------
                                  21,755,476     22,913,637
Less accumulated depreciation     11,275,283     11,346,726
                                 -----------    -----------
                                 $10,480,193    $11,566,911
                                 ===========    ===========

7.   Asset Held for Development
     --------------------------

     As of December 31, 1999, the L/U II Joint Venture intends to use the 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. See Note 12 for discussion of the contract for the construction of Lakeshore Business Center Phase III signed December 6, 1999.

8.   Mortgages Payable
     -----------------

Mortgages payable as of December 31 consist of the following:

                                                1999              1998
                                                ----              ----
Mortgage payable with an insurance
company,  bearing interest at a fixed
rate of 8.8%, due October 1, 2004,
secured by land and building                 $1,715,679        $1,988,590

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.15%, due January 5, 2013,
secured by land, buildings and
amenities                                     1,845,116         1,927,484

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.15%, due January 5, 2013,
secured by land, buildings and
amenities                                     1,756,462         1,834,872

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 8.5%, due November 15, 2005,
secured by land and building                    940,500         1,058,249

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 8.125% due August 1, 2008,
secured by land and building                    583,180           939,811

Mortgage payable with an insurance
company bearing interest at a fixed
rate of 8.125%, due August 1, 2008,
secured by land and building                    542,043           873,517

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                       299,682           312,698

Mortgage payable with an insurance
company, bearing interest at a fixed
rate of 7.2%, due January 5, 2013,
secured by land, buildings and
amenities                                       178,983           186,758
                                             ----------        ----------
                                             $7,861,645        $9,121,979
                                             ==========        ==========

     -----------------------------

     Scheduled maturities of debt are as follows:

     For the Years Ended December 31,                       Amount
     --------------------------------                       ------

              2000                                       $   714,508
              2001                                           775,430
              2002                                           841,586
              2003                                           913,428
              2004                                           918,333
              Thereafter                                   3,698,360
                                                         -----------
                                                         $ 7,861,645
                                                         ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,670,000.

     The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Phase II (see discussion below). A portion of the proceeds from the sale was used to retire the $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnership's proportionate share was $136,449, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expensed due to the fact that the mortgage was paid prior to its maturity.

     The 1997 extraordinary item - early extinguishment of debt relates to unamortized loan costs associated with The Willows of Plainview Phase I and II note payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their maturity (December 5, 2003).

9.   Rental Income Under Operating Lease
     -----------------------------------

     The   following  is  a  schedule  of  minimum   future   rental  income  on
     noncancellable operating leases as of December 31, 1999:

     For the Years Ended December 31,                          Amount
     --------------------------------                          ------

              2000                                          $ 1,533,272
              2001                                            1,378,740
              2002                                            1,233,374
              2003                                            1,146,115
              2004                                              869,489
              Thereafter                                        207,198
                                                            -----------
                                                            $ 6,368,188
                                                            ===========

10.  Related Party Transactions
     --------------------------

     Property  management fees of $186,264 (1999),  $204,498 (1998) and $208,837
     (1997) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $21,620 and $17,697 as a repair and maintenance fee during the years ended December 31, 1999 and 1998 respectively, and has capitalized this cost as a part of land, buildings and amenities.

     --------------------------------------

     As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                           1999           1998            1997
                           ----           ----            ----

Leasing                 $148,888        $127,001        $121,834
Administrative           208,739         195,908         196,182
Property manager         340,261         292,427         261,511
Other                     13,804          30,301           5,015
                        --------        --------        --------

                        $711,692        $645,637        $584,542
                        ========        ========        ========

11.  Sale of Asset
     -------------

     On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had a 12% interest in the Joint Venture at the date of the sale. The Partnership reflects a gain of approximately $11,300 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the land sale to help fund the construction of Lakeshore Business Center Phase III as described below.

     On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore /University II Joint Venture ("L/U II") sold University Business Center Phase II Office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned an 18% interest at the date of the sale. Portions of the proceeds from the sale were immediately used to pay the remainder of the outstanding debt recorded on the joint venture's books of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). NTS-Properties IV reflected a gain of approximately $208,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $442,000.

12.  Commitments and Contingencies
     -----------------------------

     Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint has a commitment to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. The Partnership and NTS-Properties Plus, which prior to July 1, 1999 had an 18% and 12% interest respectively, in the L/U II Joint Venture, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties Plus agreed that NTS-Properties V would make the capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease to 12% and 8% respectively. See Note 14 for information of debt financing obtained for the construction of Lakeshore Business Center Phase III subsequent to December 31, 1999.

13.  Segment Reporting
     -----------------

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



                                                    1999

                                Residential       Commercial             Total
                                -----------       ----------             -----

Rental income                   $ 1,428,605        $ 1,832,840        $ 3,261,445
Other income                          2,417              8,613             11,030
                                -----------        -----------        -----------

Total net revenues              $ 1,431,022        $ 1,841,453        $ 3,272,475
                                ===========        ===========        ===========

Operating expenses              $   491,490        $   744,445        $ 1,235,935
Write-off of unamortized
 improvements                        27,259             28,003             55,262
Interest expense                     33,583             83,535            117,118
Management fees                      76,037            110,227            186,264
Real estate taxes                    78,536            119,491            198,027
Professional and
 administrative                      14,550             64,661             79,211
Depreciation expense                231,198            431,740            662,938
                                -----------        -----------        -----------

Net income                      $   478,369        $   259,351        $   737,720
                                ===========        ===========        ===========

Land, buildings and
 amenities, net                 $ 4,540,968        $ 5,915,004        $10,455,972
                                ===========        ===========        ===========

Expenditures for land,
 buildings and amenities        $    94,770        $   296,729        $   391,499
                                ===========        ===========        ===========

Segment liabilities             $   563,408        $ 1,223,517        $ 1,786,925
                                ===========        ===========        ===========


     -----------------------------


                                                       1998

                                 Residential          Commercial              Total
                                 -----------          ----------              -----

Rental income                    $  1,391,996        $  2,169,346         $  3,561,342
Other income                            7,301              10,907               18,208
Gain of sale of assets                     --             208,608              208,608
                                 ------------        ------------         ------------

Total net revenues               $  1,399,297        $  2,388,861         $  3,788,158
                                 ============        ============         ============

Operating expenses               $    540,065        $    712,150         $  1,252,215
Write-off of unamortized
 improvements                          11,213               1,868               13,081
Interest expense                       35,493             302,724              338,217
Management fees                        70,246             134,252              204,498
Real estate taxes                      67,275             145,221              212,496
Professional and
 administrative                         8,730              68,179               76,909
Depreciation expense                  227,003             579,007              806,010
                                 ------------        ------------         ------------

Net income (loss)before
 extraordinary item              $    439,272        $    445,460         $    884,732

Extraordinary item -early
 extinguishment of debt                    --            (154,062)            (154,062)
                                 ------------        ------------         ------------

Net income (loss)                $    439,272        $    291,398         $    730,670
                                 ============        ============         ============
Land, buildings and
 amenities, net                  $  4,014,293        $  7,539,422         $ 11,553,715
                                 ============        ============         ============
Expenditures for land,
 buildings and amenities         $     61,872        $    259,495         $    321,367
                                 ============        ============         ============
Segment liabilities              $    555,247        $  3,084,149         $  3,639,396
                                 ============        ============         ============




                                                         1997

                                  Residential           Commercial             Total

Rental income                     $  1,423,067         $  2,193,816        $  3,616,883
Other income                            59,542                7,142              66,684
                                  ------------         ------------        ------------

Total net revenues                $  1,482,609         $  2,200,958        $  3,683,567
                                  ============         ============        ============

Operating expenses                $    525,978         $    686,063        $  1,212,041
Interest expense                        36,672              342,662             379,334
Management fees                         70,486              138,351             208,837
Real estate taxes                       66,752              157,593             224,345
Professional and
  administrative                        12,610               51,156              63,766
Depreciation expense                   224,440              678,075             902,515
                                  ------------         ------------        ------------

Net income (loss) before
 extraordinary item               $    545,671         $    147,058        $    692,729
Extraordinary item - early
  extinguishment of debt                (5,291)                  --              (5,291)
                                  ------------         ------------        ------------
Net income (loss)                 $    540,380         $    147,058        $    687,438
                                  ============         ============        ============
Land, buildings and
  amenities, net                  $  4,084,220         $  9,236,812        $ 13,321,032
                                  ============         ============        ============
Expenditures for land,
  buildings and amenities         $      8,750         $     90,511        $     99,261
                                  ============         ============        ============
Segment liabilities               $    579,395         $  4,286,836        $  4,866,231
                                  ============         ============        ============


    -----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                           1999                  1998                1997
                                                           ----                  ----                ----
NET REVENUES
------------
 Total revenues for reportable segments                  $ 3,272,475         $ 3,788,158         $ 3,683,567
 Other income for partnership                                 33,988              39,543              25,030
 Gain on sale of assets for partnership                       11,256                  --                  --
                                                         -----------         -----------         -----------
Total consolidated net revenues                          $ 3,317,719         $ 3,827,701         $ 3,708,597
                                                         ===========         ===========         ===========

INTEREST EXPENSE
----------------
 Interest expense for reportable segments                $   117,118         $   338,217         $   379,334
 Interest expense for partnership                            539,117             464,923             476,154
                                                         -----------         -----------         -----------
Total interest expense                                   $   656,235         $   803,140         $   855,488
                                                         ===========         ===========         ===========

REAL ESTATE TAXES
-----------------
 Total real estate taxes for reportable segments         $   198,027         $   212,496         $   224,345
 Real estate taxes for partnership                             5,321                 267                  --
                                                         -----------         -----------         -----------
Total real estate expense                                $   203,348         $   212,763         $   224,345
                                                         ===========         ===========         ===========

PROFESSIONAL AND ADMINISTRATIVE
-------------------------------
 Total professional and administrative for
  reportable segments                                    $    79,211         $    76,909         $    63,766
 Professional and administrative for partnership             220,840             192,652             189,294
                                                         -----------         -----------         -----------
Total professional and administrative                    $   300,051         $   269,561         $   253,060
                                                         ===========         ===========         ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Total depreciation and amortization for
  reportable segments                                    $   662,938         $   806,010         $   902,515
 Depreciation and amortization for partnership                14,559               8,257              18,540
 Eliminations                                                  5,818               5,818               5,817
                                                         -----------         -----------         -----------
Total depreciation and amortization                      $   683,315         $   820,085         $   926,872
                                                         ===========         ===========         ===========

NET INCOME (LOSS)BEFORE EXTRAORDINARY ITEM
------------------------------------------
 Net income (loss) before extraordinary  item for
  reportable segments                                    $   737,720         $   884,732         $   692,729
 Net income (loss) before extraordinary item for
  partnership                                               (725,509)           (543,243)           (807,615)
 Eliminations                                                (14,902)            (89,131)            142,840
                                                         -----------         -----------         -----------
Total net income (loss) before extraordinary item        $    (2,691)        $   252,358         $    27,954
                                                         ===========         ===========         ===========

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
-------------------------------------------------
 Total extraordinary item for reportable segments        $        --         $  (154,062)        $    (5,291)
 Extraordinary item for partnership                               --                  --             (71,713)
                                                         -----------         -----------         -----------
Total extraordinary item - early extinguishment
 of debt                                                 $        --         $  (154,062)        $   (77,004)
                                                         ===========         ===========         ===========

TOTAL NET INCOME (LOSS)                                  $    (2,691)        $    98,296         $   (49,050)
                                                         ===========         ===========         ===========


                            (Continued on next page)

    -----------------------------


                                                          1999               1998               1997
                                                          ----               ----               ----
LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, buildings and amenities for
  reportable segments                                  $10,455,972        $11,553,715        $13,321,032
 Partnership                                                24,221             13,196                 --
                                                       -----------        -----------        -----------
Total land, buildings and amenities                    $10,480,193        $11,566,911        $13,321,032
                                                       ===========        ===========        ===========

TOTAL EXPENDITURES
------------------
 Total expenditures for land, buildings and
  amenities for reportable segments                    $   391,499        $   321,367        $    99,261
 Expenditures for land, buildings and amenities
  for partnership                                           13,715             13,196                 --
                                                       -----------        -----------        -----------
Total expenditures for land, buildings and
 amenities                                             $   405,214        $   334,563        $    99,261
                                                       ===========        ===========        ===========

LIABILITIES
-----------
 Total liabilities for reportable segments             $ 1,786,925        $ 3,639,396        $ 4,866,231
 Liabilities for partnership                             6,416,942          5,726,312          6,111,852
                                                       -----------        -----------        -----------
Total liabilities                                      $ 8,203,867        $ 9,365,708        $10,978,083
                                                       ===========        ===========        ===========



14.      Subsequent Events
         -----------------

         Subsequent to December 31, 1999, ORIG, LLC., an affiliate of the partnership purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment dated February 7, 2000, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 565 Interests in the Partnership from one of the investors for total consideration of $136,629 for an average price of $241.82 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the expenses involved with a tender offer and multiple transfers.

         Subsequent to December 31, 1999, NTS-Properties Plus, with the Lakeshore/University II Joint Venture, serving as guarantor obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

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

The General Partners of NTS-Properties Associates IV are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 46) President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property

         --------------------------------------------------------------

management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good, who was Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 11. Management Remuneration and Transactions
         ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 10 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1999, 1998 and 1997.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 25, 2000.

     ORIG, LLC                                   3,058 Units (12.63%)
     10172 Linn Station Road
     Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols, and Brian F. Lavin, Chairman and President of NTS Capital Corporations, a general partner of NTS Properties Associates, the general partner of the Partnership.

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
     500 North Broadway
     St. Louis, Missouri 63102

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Property management fees of $186,264 (1999), $204,498 (1998) and $208,837 (1997)
were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from commercial properties pursuant to an agreement with the Partnership. As permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $21,620 and $17,697 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                          1999            1998            1997
                          ----            ----            ----

Leasing                 $148,888        $127,001        $121,834
Administrative           208,739         195,908         196,182
Property manager         340,261         292,427         261,511
Other                     13,804          30,301           5,015
                        --------        --------        --------

                        $711,692        $645,637        $584,542
                        ========        ========        ========


There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

1.   Financial statements

     The financial statements for the years ended December 31, 1999, 1998 and 1997 together with the report of Arthur Andersen LLP dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.   Financial statement schedules

     Schedules:                                                         Page No.
     ----------                                                         --------

     III-Real Estate and Accumulated Depreciation                         57-60

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

4.   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1999.


                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------

                                                       Commonwealth        Plainview
                                                         Business        Point Office       The Willows        The Willows
                                                          Center         Center Phases     of Plainview       of Plainview
                                                          Phase I          I and II           Phase I           Phase II
                                                          -------          --------           -------           --------
Encumbrances                                                (A)               None              (B)                 (B)

Initial cost to partnership:
  Land                                                  $  928,867        $  356,048        $1,798,292        $  170,808
  Buildings and improvements                             1,419,653         2,214,001         5,447,513           585,917

Cost capitalized subsequent to
 acquisition:
  Improvements                                           1,740,691         1,024,916           319,638            70,102
  Other                                                         --                --                --                --
  Other                                                         --                --                --                --

Gross amount at which carried
 December 31, 1999:
  Land                                                  $  949,932        $  455,804        $1,841,525        $  183,609
  Buildings and improvements                             3,139,279         3,139,161         5,723,918           643,218
                                                        ----------        ----------        ----------        ----------

  Total                                                 $4,089,211        $3,594,965        $7,565,443        $  826,827
                                                        ==========        ==========        ==========        ==========

Accumulated depreciation                                $2,514,292        $1,624,550        $3,833,881        $  413,498
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

     (C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.


                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------


                                                                                                                   Lakeshore
                                                                             Plainview          Blankenbaker        Business
                                                        Golf Brook           Point III            Business          Center
                                                        Apartments          Office Center        Center 1A          Phase I
                                                        ----------          -------------        ---------          -------

Encumbrances                                                    (A)                (B)                (A)                (A)

Initial cost to partnership:
  Land                                                  $   175,557        $    65,211        $   582,561        $   422,983
  Buildings and improvements                                474,566            116,284          2,263,506            662,259

Cost capitalized subsequent to
 acquisition:
  Improvements                                                4,144             52,736             97,240            585,284
  Other (C)                                                      --                 --                 --            184,250
  Other (D)                                                      --                 --                 --           (549,932)

Gross amount at which carried
 December 31, 1999:
  Land                                                  $   175,316        $    66,065        $   673,482        $   320,279
  Buildings and improvements                                478,951            168,166          2,269,825            984,565
                                                        -----------        -----------        -----------        -----------

  Total                                                 $   654,267        $   234,231        $ 2,943,307        $ 1,304,844
                                                        ===========        ===========        ===========        ===========

Accumulated depreciation                                $   258,185        $    89,228        $ 1,261,834        $   663,793
                                                        ===========        ===========        ===========        ===========

Date of construction                                          05/88              01/88                N/A              05/86

Date Acquired                                                   N/A                N/A              08/94                N/A

Life at which depreciation in
 latest income statement is
 computed                                                       (E)                (E)                (E)                (E)


     (A)      First mortgage held by an insurance company.

     (B)      First mortgage held by a bank.

     (C) Represents NTS-Properties IV's increased interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture in 1995.

     (D) Represents NTS-Properties IV's decreased interest in Lakeshore Business Center Phase I as a result of a capital contribution made to the Lakeshore/University II Joint Venture by NTS-Properties V in July 1999.

     (E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.


                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------



                                        Lakeshore            Land Held
                                         Business             for Sale
                                          Center               and/or                Total
                                         Phase II            Development          Pages 57-59
                                         --------            -----------          -----------
Encumbrances                                (A)

Initial cost to partnership:
  Land                                $    658,760         $    297,418         $  5,456,505
  Buildings and improvements             1,508,328                   --           14,692,027

Cost capitalized subsequent to
 acquisition:
  Improvements                              72,084              (28,855)           3,937,980
  Other                                         --                   --              184,250
  Other (B)                               (734,784)             (98,750)          (1,383,466)

Gross amount at which carried
 December 31, 1999 (C):
  Land                                $    440,280         $    154,181         $  5,260,473
  Buildings and improvements             1,064,108               15,632           17,626,823
                                      ------------         ------------         ------------

  Total (E)                           $  1,504,388         $    169,813         $ 22,887,296
                                      ============         ============         ============

Accumulated depreciation              $    613,331         $         --         $ 11,272,592
                                      ============         ============         ============

Date of construction                       N/A

Date Acquired                             01/95

Life at which depreciation in
 latest income statement is
 computed                                  (D)


(A)  First mortgage held by an insurance company.

(B) Represents NTS-Properties IV's decreased interest in Lakeshore Business Center Phase II and land held by the Lakeshore/University II Joint Venture as a result of a capital contribution made to the Lakeshore University II Joint Venture by NTS-Properties V in July 1999.

(C)  Aggregate cost of real estate for tax purposes is $21,447,190.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.

(E)  Total gross cost at December 31, 1999                        $  22,887,296
     Additions to Partnership for computer
       hardware and software in 1998 and 1999                            26,911

     Adjust land contribution from fair
      market value to cost:
       Golf Brook Apartments                                           (662,731)
       Plainview Point III Office Center                               (496,000)
                                                                    ------------

     Balance at December 31, 1999                                    21,755,476

      Less accumulated depreciation                                 (11,272,592)
      Less accumulated depreciation for
       computer hardware and software in 1999                            (2,691)
                                                                    ------------

     Land, Buildings and Amenities, net at
      December 31, 1999                                            $  10,480,193
                                                                    ============



                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                         Real             Accumulated
                                        Estate            Depreciation
                                        ------            ------------

Balances at December 31, 1996        $ 24,605,889         $ 10,507,387

Additions during period:
 Improvements (a)                          99,673                   --
 Depreciation (b)                              --              877,005

Deductions during period:
 Retirements                              (50,298)             (50,160)
                                     ------------         ------------

Balances at December 31, 1997          24,655,264           11,334,232

Additions during period:
 Improvements (a)                         350,567                   --
 Depreciation (b)                              --              747,221

Deductions during period:
 Retirements (c)                       (2,092,194)            (734,727)
                                     ------------         ------------

Balances at December 31, 1998          22,913,637           11,346,726

Additions during period:
 Improvements (a)                         453,194                   --
 Depreciation (b)                              --              650,738

Deductions during period:
 Retirements (c)                         (227,889)            (128,200)
 Other (d)                             (1,383,466)            (593,981)
                                     ------------         ------------

Balances at December 31, 1999        $ 21,755,476         $ 11,275,283
                                     ============         ============




     (a) The additions to improvements on this schedule will differ from the additions to land, buildings, amenities and construction in progress on the Statements of Cash Flows primarily due to the fact that changes in accounts payable - construction are not included in the real estate balance above.

     (b) The additions to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

     (c) Result of the sale of University Business Center Phase II on October 6, 1998.

     (d) Represents NTS-Properties IV's decreased interest in the Lakeshore/University II Joint Venture as a result of a capital contribution made to the Joint Venture by NTS-Properties V in July 1999.

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

                                     NTS-PROPERTIES IV
                                     -----------------
                                       (Registrant)

                                      BY:      NTS-Properties Associates IV,
                                               General Partner
                                               BY:     NTS Capital Corporation,
                                                       General Partner


                                                /s/ Gregory A. Wells
                                                --------------------------------
                                                Gregory A. Wells
                                                Senior Vice President and
                                                Chief Financial Officer of
                                                NTS Capital Corporation

Date: March 30, 2000



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

              Signature                                   Title
              ---------                                   -----

/s/ J. D. Nichols                             General Partner of NTS-Properties
------------------------------
J. D. Nichols                                 Associates IV and Chairman of the
                                              Board and Sole Director of NTS
                                              Capital Corporation

/s/ Brian F. Lavin                            President and Chief Operating
------------------------------
Brian F. Lavin                                Officer of NTS Capital Corporation



/s/ Gregory A. Wells                          Senior Vice President and
------------------------------
Gregory A. Wells                              Chief Financial Officer of
                                              NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.