Form 10-Q
period 2000-03-31
NTS PROPERTIES IV
filed 2000-05-12
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                      March 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   ------------------------

Commission File Number                               0-11655
                       ---------------------------------------------------------

                                NTS-PROPERTIES IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Kentucky                                           61-1026356
--------------------------------                     ---------------------------
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


   10172 Linn Station Road
     Louisville, Kentucky                                      40223
--------------------------------                    ----------------------------
(Address of principal executive                              (Zip Code)
 offices)


                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES  X     NO
                                                                 ---      ----

                                TABLE OF CONTENTS
                                -----------------
                                                                        Pages
                                                                        -----

                                     PART I


Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of March 31, 2000 and December 31, 1999                      3

        Statements of Operations
         for the three months ended March 31, 2000 and 1999               4

        Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999               5

        Notes to Financial Statements                                  6-12

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk       19


                                    PART II


Item 1. Legal Proceedings                                                20

Item 2. Changes in Securities                                            20

Item 3. Defaults upon Senior Securities                                  20

Item 4. Submission of Matters to a Vote of Security Holders              20

Item 5. Other Information                                                20

Item 6. Exhibits and Reports on Form 8-K                                 20

Signatures                                                               21

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                                NTS-PROPERTIES IV
                                -----------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                   As of              As of
                                              March 31, 2000    December 31, 1999 *
                                              --------------    -------------------
                                                (Unaudited)
ASSETS
------
Cash and equivalents                            $   464,888        $   607,512
Cash and equivalents - restricted                   100,609             60,809
Accounts receivable, net of allowance
 for doubtful accounts of $29,353
 (2000) and $0 (1999)                               188,682            192,079
Land, buildings and amenities, net               10,394,237         10,480,193
Other assets                                        351,545            325,084
                                                -----------        -----------

  TOTAL ASSETS                                  $11,499,961        $11,665,677
                                                ===========        ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                               $ 7,690,210        $ 7,861,645
Accounts payable                                    180,548            224,227
Security deposits                                    69,763             69,991
Other liabilities                                    98,869             48,004
                                                -----------        -----------

  TOTAL LIABILITIES                               8,039,390          8,203,867

COMMITMENTS AND CONTINGENCIES (Note 9)

Partners' equity                                  3,460,571          3,461,810
                                                -----------        -----------

  TOTAL LIABILITIES AND PARTNERS' EQUITY        $11,499,961        $11,665,677
                                                ===========        ===========


                                        Limited              General
                                        Partners             Partner              Total
                                        --------             -------              -----
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                       $ 25,834,899         $       --           $ 25,834,899
Net income - prior years                   383,189                3,872              387,061
Net loss - current year                     (1,229)                 (12)              (1,241)
Cash distributions declared to
 date                                  (21,586,280)            (218,253)         (21,804,533)
Repurchase of Limited
 Partnership Units                        (955,615)                --               (955,615)
                                      ------------         ------------         ------------
Balances at March 31, 2000            $  3,674,964         $   (214,393)        $  3,460,571
                                      ============         ============         ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 2000.

     The accompanying notes to financial statements are an integral part of these statements.


                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                        Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                            (Unaudited)

                                                      2000               1999
                                                      ----               ----
REVENUES:
---------
Rental income, net of provision for doubtful
 accounts of $29,353 (2000) and $0 (1999)           $ 833,596         $ 846,090
Interest and other income                               8,330             8,428
                                                    ---------         ---------

                                                      841,926           854,518
                                                    ---------         ---------

EXPENSES:
---------
 Operating expenses                                   200,021           190,449
 Operating expenses - affiliated                      113,063           141,636
 Loss on disposal of assets                            56,252            10,720
 Interest expense                                     149,189           172,245
 Management fees                                       45,260            46,877
 Real estate taxes                                     48,342            50,856
 Professional and administrative expenses              30,816            36,635
 Professional and administrative
  expenses - affiliated                                28,020            41,648
 Depreciation and amortization                        172,204           179,111
                                                    ---------         ---------

                                                      843,167           870,177
                                                    ---------         ---------

Net loss                                            $  (1,241)        $ (15,659)
                                                    =========         =========

Net loss allocated to the
 Limited Partners                                   $  (1,229)        $ (15,502)
                                                    =========         =========
Net loss per Limited
 Partnership Unit                                   $   (0.05)        $   (0.62)
                                                    =========         =========
Weighted average number of
 Limited Partnership Units                             24,209            25,082
                                                    =========         =========


The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV
                                -----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                              (Unaudited)

                                                         2000              1999
                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                              $  (1,241)        $ (15,659)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
 Provision for doubtful accounts                         29,353              --
 Loss on disposal of assets                              56,252            10,720
 Depreciation and amortization                          172,204           179,111
 Changes in assets and liabilities:
  Cash and equivalents - restricted                     (39,800)          (54,649)
  Accounts receivable                                   (25,956)          (20,925)
  Other assets                                          (26,461)          (73,733)
  Accounts payable                                      (43,679)           39,663
  Security deposits                                        (228)            4,254
  Other liabilities                                      50,867            96,840
                                                      ---------         ---------

 Net cash provided by operating activities              171,311           165,622
                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities             (142,500)          (77,954)
Maturity of investment securities                          --             140,000
Other                                                      --               6,659
                                                      ---------         ---------

 Net cash (used in) provided by investing
  activities                                           (142,500)           68,705
                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                (171,435)         (166,457)
Repurchase of Limited Partnership Units                    --            (123,000)
Decrease in cash and equivalents - restricted              --             123,000
                                                      ---------         ---------

 Net cash used in financing activities                 (171,435)         (166,457)
                                                      ---------         ---------

 Net (decrease) increase in cash and
  equivalents                                          (142,624)           67,870
                                                      ---------         ---------

CASH AND EQUIVALENTS, beginning of period               607,512           640,969
                                                      ---------         ---------

CASH AND EQUIVALENTS, end of period                   $ 464,888         $ 708,839
                                                      =========         =========

Interest paid on a cash basis                         $ 151,672         $ 172,866
                                                      =========         =========


The accompanying notes to financial statements are an integral part of these statements.

                                NTS-PROPERTIES IV
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

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

2.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties IV owns and operates commercial rental properties in Louisville, Kentucky and Ft. Lauderdale, Florida. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the locations in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the net rentable area in Blankenbaker Business Center 1A. The Partnership also owns and operates, either wholly or through a joint venture, residential rental properties in Louisville, Kentucky and Orlando, Florida.

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with such mortgage companies.

4.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2000 and 1999 did not result in any impairment loss.

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                      March 31,     December 31,
                                                        2000           1999
                                                        ----           ----

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.8%, due October 1, 2004, secured by land and
building                                             $1,643,629     $1,715,679

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
7.15%, due January 5, 2013, secured by land,
buildings and amenities                               1,823,590      1,845,116

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
7.15%, due January 5, 2013, secured by land,
buildings and amenities                               1,735,970      1,756,462

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.5%, due November 15, 2005, secured by land and
building                                                908,054        940,500

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.125%, due August 1, 2008, secured by land and
building                                                571,458        583,180

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
8.125%, due August 1, 2008, secured by land and
building                                                531,148        542,043

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
7.2%, due January 5, 2013, secured by land,
buildings and amenities                                 298,239        299,682

Mortgage payable with an insurance company,
bearing interest at a fixed rate of
7.2%, due January 5, 2013, secured by land,
buildings and amenities                                 178,122        178,983
                                                     ----------     ----------
                                                     $7,690,210     $7,861,645
                                                     ==========     ==========

     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,500,000.

6.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 classifications. These reclassifications have no effect on previously reported operations.

7.   Related Party Transactions
     --------------------------

     Property   management  fees  of  $45,260  and  $46,877  were  paid  to  NTS
     Development   Company,   an  affiliate  of  the  General   Partner  of  the
     Partnership,   for  the  three  months  ended  March  31,  2000  and  1999, respectively, pursuant to an agreement with the Partnership. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from commercial properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs which relate to capital improvements. The Partnership has incurred $13,662 and $2,569 as a repair and maintenance fee during the three months ended March 31, 2000 and 1999, respectively, and has capitalized these costs as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses
     - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                            Three Months Ended
                                                  March 31,
                                    ---------------------------------
                                          2000               1999
                                          ----               ----

        Administrative                 $ 47,451            $ 51,573
        Leasing                          25,450              47,091
        Property Management              74,452              81,477
        Other                             1,292              12,662
                                       --------            --------
                                       $148,645            $192,803
                                       ========            ========


     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 565 Interests in the Partnership for a total consideration of $136,629 for an average price of $241.82 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.   Transactions Affecting the Investment in Lakeshore/University II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

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

9.   Commitments and Contingencies
     -----------------------------

     The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III. The construction began in December 1999 and the cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. (See Notes to Financial Statements "11. Subsequent Event").

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

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

   -----------------------------


                                            Three Months Ended March 31, 2000
                                    --------------------------------------------------

                                    Residential         Commercial             Total
                                    -----------         ----------           ---------
Rental income                         $352,056            $481,540            $833,596
Other                                    1,109               2,472               3,581
                                      --------            --------            --------

Total net revenues                    $353,165            $484,012            $837,177
                                      --------            --------            --------

Operating expenses                     120,136             192,942             313,078
Loss on disposal of assets              40,563              15,689              56,252
Interest expense                        71,353              77,836             149,189
Management fees                         17,925              27,335              45,260
Real estate taxes                       19,345              28,997              48,342
Depreciation expense                    59,233             107,427             166,660
                                      --------            --------            --------
Depreciation expense

Net income                            $ 24,610            $ 33,786            $ 58,396
                                      ========            ========            ========



                                            Three Months Ended March 31, 1999
                                    --------------------------------------------------

                                    Residential         Commercial             Total
                                    -----------         ----------           ---------
Rental income                         $372,862            $473,228            $846,090
Other                                    1,687               6,449               8,136
                                      --------            --------            --------

Total net revenues                    $374,549            $479,677            $854,226
                                      --------            --------            --------

Operating expenses                     126,863             205,222             332,085
Loss on disposal of assets              10,720                --                10,720
Interest expense                         8,440              58,518              66,958
Management fees                         18,658              28,219              46,877
Real estate taxes                       16,803              34,053              50,856
Depreciation expense                    57,770             117,775             175,545
                                      --------            --------            --------
Depreciation expense

Net income                            $135,295            $ 35,890            $171,185
                                      ========            ========            ========


   -----------------------------

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                        Three Months Ended
                                                              March 31,
                                                   -----------------------------

                                                     2000                 1999
                                                     ----                 ----

NET REVENUES
------------
Total revenues for reportable segments            $ 837,177             $ 854,226
Other income for Partnership                          4,624                18,204
Eliminations                                            125               (17,912)
                                                  ---------             ---------

 Total consolidated net revenues                  $ 841,926             $ 854,518
                                                  =========             =========

OPERATING EXPENSES
------------------
Total operating expenses for
 reportable segments                                313,078               332,085
Operating expenses for Partnership                        6                  --
                                                  ---------             ---------

 Total operating expenses                         $ 313,084             $ 332,085
                                                  =========             =========

INTEREST EXPENSE
----------------
Total interest expense for reportable
 segments                                           149,189                66,958
Interest expense for Partnership                       --                 105,287
                                                  ---------             ---------

 Total interest expense                           $ 149,189             $ 172,245
                                                  =========             =========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
 for reportable segments                            166,660               175,545
Depreciation and amortization for
Partnership                                           4,089                 2,110
Eliminations                                          1,455                 1,456
                                                  ---------             ---------

 Total depreciation and amortization              $ 172,204             $ 179,111
                                                  =========             =========

NET INCOME (LOSS)
-----------------
Total net income for reportable
 segments                                            58,396               171,185
Net loss for Partnership                            (58,308)             (167,477)
Eliminations                                         (1,329)              (19,367)
                                                  ---------             ---------

 Total net loss                                   $  (1,241)            $ (15,659)
                                                  =========             =========

                                      -11-

11.  Subsequent Event
     ----------------

     On April 24, 2000, the Lakeshore/University II Joint Venture obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

Results of Operations
---------------------
The occupancy levels at the Partnership's properties as of March 31 were as follows:
                                                      2000 (1)    1999
                                                      --------    ----

Wholly-owned Properties
-----------------------
Commonwealth Business Center Phase I                    93%        92%

Plainview Point Office Center Phases I & II             78%        53%

The Willows of Plainview Phase I (2)                    93%        96%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties V (Ownership % at March 31, 2000)
------------------------------------------------

The Willows of Plainview Phase II (9.7%) (2)            91%        99%

                            (Continued on next page)

---------------------------------
                                                       2000 (1)    1999
                                                       --------    ----

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (Ownership % at March 31, 2000)
-------------------------------------------------

Golf Brook Apartments (3.97%) (2)                        91%         96%

Plainview Point III Office Center (4.96%) (2)            87%         93%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties Plus
------------------------------------------------
Ltd. (Ownership % at March 31, 2000)
------------------------------------

Blankenbaker Business Center 1A (29.61%)                100%        100%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (3)                    76%         72%

Lakeshore Business Center Phase II (2) (3)               79%         85%


1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

3) Ownership percentage was 11.93% as of March 31, 2000 and 17.86% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

Average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------

                                                       2000       1999
                                                       ----       ----

Wholly-owned Properties
-----------------------
Commonwealth Business Center Phase I                    93%        92%

Plainview Point Office Center Phases I & II             78%        57%

The Willows of Plainview Phase I                        95%        93%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties V (Ownership % at March 31, 2000)
------------------------------------------------

The Willows of Plainview Phase II (9.7%) (1)            89%        94%

                            (Continued on next page)

---------------------------------
                                                       Three Months Ended
                                                             March 31,
                                                       ------------------

                                                        2000        1999
                                                        ----        ----

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (Ownership % at March 31, 2000)
-------------------------------------------------

Golf Brook Apartments (3.97%) (1)                         94%         95%

Plainview Point III Office Center (4.96%) (1)             87%         92%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties Plus
------------------------------------------------
Ltd. (Ownership % at March 31, 2000)
------------------------------------

Blankenbaker Business Center 1A (29.61%)                 100%        100%

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (1) (2)                 76%         79%

Lakeshore Business Center Phase II (1) (2)                78%         85%


1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

2) Ownership percentage was 11.93% as of March 31, 2000 and 17.86% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

The rental and other income generated by the Partnership's properties for the three months ended March 31, 2000 and 1999 was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------

                                                         2000             1999
                                                         ----             ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase I                    $188,793        $186,270

Plainview Point Office Center Phases I & II             $144,961        $ 87,212

The Willows of Plainview Phase I                        $292,693        $310,499

Property Owned in Joint Venture with
------------------------------------
NTS-Properties V (Ownership % at March 31, 2000)
------------------------------------------------

The Willows of Plainview Phase II (9.7%)                $ 30,294        $ 34,337

                            (Continued on next page)

---------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------

                                                         2000             1999
                                                         ----             ----

Properties Owned in Joint Venture with
--------------------------------------
NTS-Properties VI (Ownership % at March 31, 2000)
-------------------------------------------------

Golf Brook Apartments (3.97%)                            $30,179        $29,713

Plainview Point III Office Center (4.96%)                $ 9,783        $ 9,398

Property Owned in Joint Venture with
------------------------------------
NTS-Properties VII, Ltd. and NTS-Properties Plus
------------------------------------------------
Ltd. (Ownership % at March 31, 2000)
------------------------------------

Blankenbaker Business Center 1A (29.61%)                 $59,272        $70,448

Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (1)                    $40,950        $62,193

Lakeshore Business Center Phase II (1)                   $40,253        $59,584


1) Represents ownership percentage of 11.93% for the three months ended March 31, 2000 and 17.86% for the three months ended March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses - affiliated decreased $28,600 or 20% for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease is primarily due to decreased salary and overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

Loss on disposal of assets for the three months ended March 31, 2000, can be attributed to the retirement of building costs at The Willows of Plainview Phases I and II and Lakeshore Business Centers Phases I and II. The retirements are the result of exterior wood and paint replacements at The Willows of Plainview I and II and common area renovations at Lakeshore Business Centers Phases I and II. Loss on disposal of assets for the three months ended March 31, 1999, can be attributed to the retirement of building costs at the Willows of Plainview Phases I and II. The retirements are the result of the replacement of the alarm system. These losses represent the cost to retire assets which were not fully depreciated at the time of the replacements.

---------------------------------

Interest expense decreased approximately $23,000 or 13% for the three months ended March 31, 2000, as compared to the same period in 1999. The decreases are primarily due to required principal payments on the mortgages payable of the Partnership's properties.

Professional and administrative expenses - affiliated decreased approximately $13,600 or 33% for the three months ended March 31, 2000 as compared to the same period in 1999 primarily as a result of decreased overhead costs allocated to the Partnership as a result of personnel status changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $21,447,190.

Also contributing to all of the decreases discussed above is a decrease in ownership of the Lakeshore/University II Joint Venture from 17.86% to 11.93% effective July 1, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 2000 or obtain new tenants are unknown.

Cash flows provided by (used in):

                                     2000              1999
                                     ----              ----

Operating activities              $ 171,311         $ 165,622
Investing activities               (142,500)           68,705
Financing activities               (171,435)         (166,457)
                                  ---------         ---------

Net (decrease) increase in
 cash and equivalents             $(142,624)        $  67,870
                                  =========         =========


Net cash provided by operating activities increased approximately $5,700 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase was primarily driven by a decrease in net loss from operations, partially offset by increased payments on accounts payable.

Net cash used in investing activities increased approximately $211,200 for the three months ended March 31, 2000 as compared to the same period in 1999. The primary reason for the increase in funds used in investing activities were increased capital expenditures, offset by the decrease in the maturity of investment securities.

-----------------------------------------------------------

No distributions were made for the three months ended March 31, 2000 or the year ended December 31, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents) as shown on the Partnership's balance sheet as of March 31, 2000 were $464,888.

Due to the fact that no distributions were made during the three months ended March 31, 2000 or 1999, the table, which presents that portion of the distribution which represents a return of capital on a Generally Accepted Accounting Principle basis, has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations and the construction of Lakeshore Business Center Phase III as discussed below. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

As of March 31, 2000, the Partnership plans to renovate the community clubhouse at Golf Brook Apartments. The estimated cost of this renovation is $200,000. The Partnership plans to fund the renovations out of the $2,500,000 loan obtained September 23, 1999 secured by the Plainview Point III Office Center.

Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction began in December 1999 and the cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing.

The Partnership has no other material commitments for renovations or capital improvements as of March 31, 2000.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center Development are handled by an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for the Partnership's remaining commercial properties are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who

-----------------------------------------------------------

are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I and II provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Associates IV, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT. The Yardi system was fully implemented and operational as of December 31, 1999. Our system for residential apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in NTS' systems technology is not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $70,000 over 1999 and 1998. These costs primarily include the purchase, lease and maintenance of hardware and software.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $300,000 decrease in the fair value of debt.

PART II.  OTHER INFORMATION
          -----------------

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit 27.  Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None.

Items 1, 2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant  to  the   requirements  of  the  Securities   Exchange  Act  of  1934,
NTS-Properties IV has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NTS-PROPERTIES IV
                                             -----------------------------------
                                                        (Registrant)

                                             By: NTS-Properties Associates IV,
                                                 General Partner
                                                 By: NTS Capital Corporation,
                                                     General Partner



                                             /s/ Gregory A. Wells
                                             -----------------------------------
                                             Gregory A. Wells
                                             Senior Vice President and
                                             Chief Financial Officer of
                                             NTS Capital Corporation

Date: May 12, 2000