Form 10-Q
period 2000-06-30
NTS PROPERTIES IV
filed 2000-08-11
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

Commission File Number                           0-11655
                      ----------------------------------------------------------

                             NTS-PROPERTIES IV, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Kentucky                                    61-1026356
-----------------------------------          -----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                              40223
-----------------------------------          -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                          Pages
                                                                          -----

Item 1. Financial Statements

        Balance Sheets as of June 30, 2000 and December 31, 1999           3

        Statement of Partners' Equity as of June 30, 2000                  3

        Statements of Operations for the three months and six months ended
             June 30, 2000 and 1999                                        4

        Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999                                        5

        Notes to Financial Statements                                      6-14

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           15-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk         23

                                     PART II
                                     -------

Item 1. Legal Proceedings                                                  24

Item 2. Changes in Securities                                              24

Item 3. Defaults Upon Senior Securities                                    24

Item 4. Submission of Matters to a Vote of Security Holders                24

Item 5. Other Information                                                  24

Item 6. Exhibits and Reports on Form 8-K                                   24

Signatures                                                                 25

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------

                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                                 BALANCE SHEETS
                                 --------------


                                                  As of              As of
                                                 June 30,         December 31,
                                                  2000               1999*
                                                  ----               -----
                                               (Unaudited)
ASSETS
------
Cash and equivalents                          $   423,745        $   607,512
Cash and equivalents - restricted                 130,623             60,809
Accounts receivable                               167,765            192,079
Land, buildings and amenities, net             10,384,071         10,480,193
Other assets                                      323,468            325,084
                                              -----------        -----------
      TOTAL ASSETS                            $11,429,672        $11,665,677
                                              ===========        ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                             $ 7,513,460        $ 7,861,645
Accounts payable                                  166,049            224,227
Security deposits                                  65,918             69,991
Other liabilities                                 157,621             48,004
                                              -----------        -----------
      TOTAL LIABILITIES                         7,903,048          8,203,867

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                3,526,624          3,461,810
                                              -----------        -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY        $11,429,672        $11,665,677
                                              ===========        ===========


                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------



                                                  Limited         General
                                                  Partners        Partner           Total
                                                  --------        -------           -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $ 25,834,899    $         --    $ 25,834,899
Net income - prior years                            383,189           3,872         387,061
Net income - current year                            64,164             648          64,812
Cash distributions declared to date             (21,586,280)       (218,253)    (21,804,533)
Repurchase of Limited Partnership Units            (955,615)             --        (955,615)
                                               -------------    -------------  -------------
BALANCES AT JUNE 30, 2000                      $  3,740,357     $   (213,733)  $  3,526,624
                                               =============    =============  =============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

The accompanying notes to financial statements are an integral part of these statements.

                             NTS PROPERTIES IV, LTD.
                             -----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                  Three Months              Six Months
                                                     Ended                     Ended
                                                    June 30,                 June 30,
                                                    --------                 --------

                                                2000          1999         2000         1999
                                                ----          ----         ----         ----

REVENUES
--------
Rental income                               $   823,180  $   849,310  $ 1,656,778  $ 1,675,249
Interest and other income                         8,197       10,969       16,525       18,819
                                            ------------ ------------ ------------ ------------
     TOTAL REVENUES                             831,377      860,279    1,673,303    1,694,068
                                            ------------ ------------ ------------ ------------
EXPENSES
--------
Operating expenses                              174,658      200,283      374,686      370,002
Operating expense - affiliated                  106,390      113,568      219,453      255,203
Loss on disposal of assets                        3,140       12,826       59,392       23,546
Interest expense                                145,317      173,890      294,507      346,136
Management fees                                  48,304       48,726       93,564       95,603
Real estate taxes                                48,343       50,866       96,685      101,723
Professional and administrative expenses         31,117       41,875       61,933       78,511
Professional and administrative expenses
  - affiliated                                   30,360       37,281       58,380       78,929
Depreciation and amortization                   177,694      178,944      349,891      358,053
                                            ------------ ------------ ------------ ------------
     TOTAL EXPENSES                             765,323      858,259    1,608,491    1,707,706
                                            ------------ ------------ ------------ ------------
Net income (loss)                           $    66,054  $     2,020  $    64,812  $   (13,638)
                                            ============ ============ ============ ============

Net income (loss) allocated to the Limited
  Partners                                  $    65,393  $     2,000  $    64,164  $   (13,502)
                                            ============ ============ ============ ============
Net income (loss ) per Limited Partnership
  Unit                                      $      2.70  $      0.08  $      2.65  $     (0.54)
                                            ============ ============ ============ ============
Weighted average number of Limited
  Partnership Units                              24,209      24,709        24,209       24,895
                                            ============ ============ ============ ============

The accompanying notes to financial statements are an integral part of these statements.


                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------

                                                              2000         1999
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                         $  64,812     $ (13,638)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Loss on disposal of assets                               59,392        23,546
    Depreciation and amortization                           349,891       358,053
    Changes in assets and liabilities:
      Cash and equivalents - restricted                     (69,814)      (20,879)
      Accounts receivable                                    24,314       (22,230)
      Other assets                                           (5,944)      (67,699)
      Accounts payable                                      (58,178)       19,611
      Security deposits                                      (4,073)        9,654
      Other liabilities                                     109,619       119,040
                                                          ----------    ----------
     Net cash provided by operating activities              470,019       405,458
                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                (305,601)     (185,034)
Maturity of investment securities                                --       142,568
                                                          ----------    ----------
     Net cash used in investing activities                 (305,601)      (42,466)
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                    (348,185)     (341,867)
Capital contributions                                            --        17,860
Repurchase of Limited Partnership Units                          --      (123,000)
Decrease in cash and equivalents - restricted                    --       123,000
                                                          ----------    ----------
     Net cash used in financing activities                 (348,185)     (324,007)
                                                          ----------    ----------
     Net (decrease) increase in cash and equivalents       (183,767)       38,985

CASH AND EQUIVALENTS, beginning of period                   607,512       640,969
                                                          ----------    ----------
CASH AND EQUIVALENTS, end of period                       $ 423,745     $ 679,954
                                                          ==========    ==========
Interest paid on a cash basis                             $ 317,654     $ 351,053
                                                          ==========    ==========


The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2000 and 1999.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.  Concentration of Credit Risk
     ----------------------------

     NTS-Properties IV, Ltd. owns and operates, either wholly or through a joint venture, commercial rental properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). In Kentucky, a single tenant occupies one of the commercial rental properties. The Partnership also owns and operates, either wholly or through a joint venture, residential rental properties in Kentucky (Louisville) and Florida (Orlando).

3.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain  reclassifications  have been made to the June 30,  1999  financial
     statements  to  conform  to  the  June  30,  2000  classifications.   These
     reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $21,447,190.

     ----------------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                    June 30,        December 31,
                                                      2000             1999
                                                      ----             ----

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.8%, due October 1, 2004,
     secured by land and building.                 $1,569,983        $1,715,679

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 7.15%, due January 5,  2013,
     secured by land, building and amenities.       1,801,677         1,845,116

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 7.15%, due January 5, 2013,
     secured by land, buildings and amenities.      1,715,110         1,756,462

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.5%, due November 15, 2005,
     secured by land and building.                    876,508           940,500

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August 1, 2008,
     secured by land and building.                    559,495           583,180

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August 1, 2008,
     secured by land and buildings.                   520,029           542,043

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of  7.2%, due January 5, 2013,
     secured by land, buildings, and amenities.       294,669           299,682

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of  7.2%, due January 5, 2013,
     secured by land, buildings and amenities.        175,989           178,983
                                                   ----------        ----------
                                                   $7,513,460        $7,861,645
                                                   ==========        ==========


     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,334,000.

7.   Related Party Transactions
     --------------------------

     Property management fees of $93,564 and $95,603 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

     The Partnership has incurred $22,819 and $6,230 for the six months ended June 30, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                             Six Months Ended
                                                 June 30,
                                                 --------
                                         2000                   1999
                                         ----                   ----

     Leasing                           $ 48,824               $ 77,484
     Administrative                      96,129                104,216
     Property Management                142,064                142,170
     Other                                4,000                 22,916
                                       --------               --------
                                       $291,017               $346,786
                                       ========               ========

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 565 Interests in the Partnership for total consideration of $136,629, or an average price of $241.82 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.   Transactions  Affecting  the  Investment  in Lakeshore/University  II Joint
     ---------------------------------------------------------------------------
     Venture
     -------
     On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other Partners in the Joint Venture, including NTS- Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other Partners in the Joint Venture decreased. Effective July 1, 1999, NTS- Properties IV's percentage of ownership in the Joint Venture is 11.93%, as compared to 17.86% prior to July 1, 1999. See Note 12 for details of a contribution made to the L/U II Joint Venture subsequent to June 30, 2000.

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

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture has incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On April 24, 2000, the L/U II Joint Venture obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $7,900 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $5,500 and will be funded from debt financing. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $23,680 and will be funded from cash flows from operations.

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to apartment communities known as Golf Brook and The Willows of Plainview Phases I and
     II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I, Plainview Point Office Center Phases I, II, and III, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I, II and III.

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership's management evaluated performance based on stand-alone operating segment net income.


                                               Three Months Ended June 30, 2000
                                               --------------------------------

                                             Residential   Commercial    Total
                                             -----------   ----------    -----

Rental income                                  $361,595    $461,585    $823,180
Interest and other income                         1,827       1,489       3,316
                                               ---------   ---------   ---------
     Total net revenues                        $363,422    $463,074    $826,496
                                               ---------   ---------   ---------
Operating expenses and operating expenses -
  affiliated                                   $147,451    $133,478    $280,929
Loss on disposal of assets                        2,900         240       3,140
Interest expense                                 71,938      73,379     145,317
Management fees                                  18,877      29,427      48,304
Real estate taxes                                20,838      27,505      48,343
Depreciation and amortization                    59,931     112,245     172,176

     Total expenses                            $321,935    $376,274    $698,209
                                               ---------   ---------   ---------
     Net income                                $ 41,487    $ 86,800    $128,287
                                               =========   =========   =========




                                               Three Months Ended June 30, 1999
                                               --------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                  $369,749    $479,561     $849,310
Interest and other income                            --      (3,700)      (3,700)
                                               ---------   ---------    ---------
     Total net revenues                        $369,749    $475,861     $845,610
                                               ---------   ---------    ---------
Operating expenses and operating expenses -
  affiliated                                   $126,807    $187,044      313,851
Loss on disposal of assets                       12,826          --       12,826
Interest expense                                  8,487      57,282       65,769
Management fees                                  19,568      29,158       48,726
Real estate taxes                                16,803      34,063       50,866
Depreciation and amortization                    58,103     117,276      175,379
                                               ---------   ---------    ---------
     Total expenses                            $242,594    $424,823     $667,417
                                               ---------   ---------    ---------
     Net income                                $127,155    $ 51,038     $178,193
                                               =========   =========    =========


    -----------------------------

                                               Six Months Ended June 30, 2000
                                               ------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                $  713,651  $  943,127  $1,656,778
Interest and other income                         2,935       3,961       6,896
                                             ----------  ----------  ----------
     Total net revenues                      $  716,586  $  947,088  $1,663,674
                                             ----------  ----------  ----------
Operating expenses and operating expenses -
  affiliated                                 $  267,587  $  326,426  $  594,013
Loss on disposal of assets                       43,463      15,929      59,392
Interest expense                                143,291     151,216     294,507
Management fees                                  36,802      56,762      93,564
Real estate taxes                                40,184      56,501      96,685
Depreciation and amortization                   119,164     219,665     338,829
                                             ----------  ----------  ----------
     Total expenses                          $  650,491  $  826,499  $1,476,990
                                             ----------  ----------  ----------
     Net income                              $   66,095  $  120,589  $  186,684
                                             ==========  ==========  ==========


                                                Six Months Ended June 30, 1999
                                               ------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                $  721,378  $  953,871  $1,675,249
Interest and other income                            --       1,666       1,666
                                             ----------  ----------  ----------
     Total net revenues                      $  721,378  $  955,537  $1,676,915
                                             ----------  ----------  ----------
Operating expenses and operating expenses -
  affiliated                                 $  232,941  $  392,264  $  625,205
Loss on disposal of assets                       23,546        --        23,546
Interest expense                                 16,927     115,800     132,727
Management fees                                  38,225      57,378      95,603
Real estate taxes                                33,607      68,116     101,723
Depreciation expense                            115,873     235,050     350,923
                                             ----------  ----------  ----------
     Total expenses                          $  461,119  $  868,608  $1,329,727
                                             ----------  ----------  ----------
     Net income                              $  260,259  $   86,929  $  347,188
                                             ==========  ==========  ==========

     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                      Three Months Ended
                                                                           June 30,
                                                                           --------

                                                                       2000        1999
                                                                       ----        ----

NET REVENUES
------------
Total revenues for reportable segments                              $ 826,496    $ 845,610
Other income for Partnership                                           38,393       42,882
Eliminations                                                          (33,512)     (28,213)
                                                                    ----------   ----------
     Total consolidated net revenues                                $ 831,377    $ 860,279
                                                                    ==========   ==========
OPERATING EXPENSES AND OPERATING EXPENSES
-----------------------------------------
  - AFFILIATED
  ------------
Total operating expenses and operating expenses - affiliated
  for reportable segments                                           $ 280,929    $ 313,851
Operating expenses and operating expenses - affiliated
  for Partnership                                                         119           --
                                                                    ----------   ----------
     Total operating expenses and operating expenses - affiliated   $ 281,048    $ 313,851
                                                                    ==========   ==========
INTEREST EXPENSE
----------------
Total interest expense for reportable segments                      $ 145,317    $  65,769
Interest expense for Partnership                                           --      108,121
                                                                    ----------   ----------
     Total interest expense                                         $ 145,317    $ 173,890
                                                                    ==========   ==========
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments         $ 172,176    $ 175,379
Depreciation and amortization for Partnership                           4,063        2,110
Eliminations                                                            1,455        1,455
                                                                    ----------   ----------
     Total depreciation and amortization                            $ 177,694    $ 178,944
                                                                    ==========   ==========
NET INCOME (LOSS)
-----------------
Total net income for reportable segments                            $ 128,287    $ 178,193
Net loss for Partnership                                              (27,266)    (146,505)
Eliminations                                                          (34,967)     (29,668)
                                                                    ----------   ----------
     Total net income                                               $  66,054    $   2,020
                                                                    ==========   ==========


     -----------------------------

                                                                         Six Months Ended
                                                                              June 30,
                                                                              --------

                                                                         2000          1999
                                                                         ----          ----

NET REVENUES
------------
Total revenues for reportable segments                              $ 1,663,674    $ 1,676,915
Other income for Partnership                                             43,016         63,275
Eliminations                                                            (33,387)       (46,122)
                                                                    ------------   ------------
     Total consolidated net revenues                                $ 1,673,303    $ 1,694,068
                                                                    ============   ============
OPERATING EXPENSES AND OPERATING EXPENSES
-----------------------------------------
- AFFILIATED
------------
Total operating expenses and operating expenses - affiliated
  for reportable segments                                           $   594,013    $   625,205
Operating expenses and operating expenses - affiliated
  for Partnership                                                           126             --
                                                                    ------------   ------------
     Total operating expenses and operating expenses - affiliated   $   594,139    $   625,205
                                                                    ============   ============
INTEREST EXPENSE
----------------
Total interest expense for reportable segments                      $   294,507    $   132,727
Interest expense for Partnership                                             --        213,409
                                                                    ------------   ------------
     Total interest expense                                         $   294,507    $   346,136
                                                                    ============   ============
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments         $   338,829    $   350,923
Depreciation and amortization for Partnership                             8,153          4,220
Eliminations                                                              2,909          2,910
                                                                    ------------   ------------
     Total depreciation and amortization                            $   349,891    $   358,053
                                                                    ============   ============
NET INCOME (LOSS)
-----------------
Total net income  for reportable segments                           $   186,684    $   347,188
Net loss for Partnership                                                (85,576)      (311,792)
Eliminations                                                            (36,296)       (49,034)
                                                                    ------------   ------------
     Total net income (loss)                                        $    64,812    $   (13,638)
                                                                    ============   ============

11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached  a  consensus  that  a  proportionate   gross  financial  statement
     presentation   (referred  to  as   "proportionate   consolidation" in  the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

     -------------------------------------------

     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

12.  Subsequent Events
     -----------------

     On July 1, 2000, NTS-Properties V contributed $500,000 to the L/U II Joint Venture. The other partners in the L/U II Joint Venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 2000, NTS-Properties IV's percentage of ownership in the Joint Venture is 10.92%, as compared to 11.93% prior to July 1, 2000.

     On July 14, 2000, a settlement agreement relative to a class action suit was executed in a claim NTS-Properties VI had against Masonite Corporation for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments for a total of approximately $253,700. An agreement has not been reached, at this time for the remaining four buildings. NTS-Properties IV's share of the settlement is approximately $10,000.

     On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership has an insurance deductible of $5,000 and has filed a claim with its insurance company. At this time, it is unknown how much it will cost to repair the eight apartment units.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                   2000 (1)           1999
                                                   --------           ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase I (2)             93%               100%
Plainview Point Office Center Phases I & II          75%                53%
The Willows of Plainview Phase I                     98%                95%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties V
---------------------
(Ownership % at June 30, 2000)
------------------------------

The Willows of Plainview Phase II (9.7%) (2)         94%                95%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties VI
----------------------
(Ownership % at June 30, 2000)
------------------------------

Golf Brook Apartments (3.97%)                        94%                89%
Plainview Point III Office Center (4.96%)            91%                91%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties VII, Ltd. and
---------------------------------
NTS-Properties Plus Ltd.
------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (29.61%)            100%               100%

Properties Owned through
------------------------
Lakeshore/University II Joint Venture
-------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (3)                75%                71%
Lakeshore Business Center Phase II (2) (3)           82%                86%
Lakeshore Business Center Phase III (4)               0%                N/A

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 11.93% as of June 30, 2000 and 17.86% as of June 30, 1999. (See Notes to Financial Statements - Note 8).
(4) Ownership percentage was 11.93% as of June 30, 2000. Property was not under construction until December 1999. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the third quarter of 2000.

---------------------------------

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                                                    Three Months     Six Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                      --------        --------

                                                   2000    1999     2000    1999
                                                   ----    ----     ----    ----

Wholly-owned Properties
-----------------------

Commonwealth Business Center  Phase I (1)           93%     95%      93%    94%
Plainview Point Office Center Phases I & II         76%     53%      73%    55%
The Willows of Plainview Phase I (1)                94%     95%      95%    95%

Property Owned in Joint Venture
-------------------------------
with NTS-Properties V
---------------------
(Ownership % at June 30, 2000)
------------------------------

The Willows of Plainview Phase II (9.7%) (1)        94%     96%      92%    95%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties VI
----------------------
(Ownership % at June 30, 2000)
------------------------------

Golf Brook Apartments (3.97%) (1)                   91%     93%      92%    94%
Plainview Point III Office Center (4.96%) (1)       90%     89%      88%    90%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties VII,
------------------------
Ltd. and NTS-Properties Plus Ltd.
---------------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (29.61%)           100%    100%     100%   100%

Properties Owned Through Lakeshore/ University II
-------------------------------------------------
University (L/U II Joint Venture)
---------------------------------

Lakeshore Business Center Phase I (2)               76%     72%      76%    76%
Lakeshore Business Center Phase II (1) (2)          78%     86%      81%    85%
Lakeshore Business Center Phase III (3)              0%     N/A       0%    N/A

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 11.93% for the three months and six months ended June 30, 2000 and 17.86% for the three months and six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(3) Ownership percentage was 11.93% for the three months and six months ended June 30, 2000. The property was not under construction until December 1999.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                            Three Months           Six Months
                                               Ended                 Ended
                                              June 30,              June 30,
                                              --------              --------

                                                2000     1999     2000     1999
                                                ----     ----     ----     ----
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase I         $190,966 $193,194 $379,758 $379,464
Plainview Point Office Center Phases I & II  $104,054 $ 79,763 $249,015 $166,975
The Willows of Plainview Phase I             $300,887 $309,529 $593,580 $601,443

Property Owned in Joint Venture
-------------------------------
with NTS- Properties V
----------------------
(Ownership % at June 30, 2000)
------------------------------

The Willows of Plainview II (9.7%)           $ 33,395 $ 32,783 $ 63,688 $ 66,595

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2000)
--------------------------------------------

Golf Brook Apartments (3.97%)                $ 29,140 $ 30,375 $ 59,318 $ 60,088
Plainview Point III Office Center (4.96%)    $ 10,393 $  9,736 $ 20,176 $ 19,134

Property Owned in Joint Venture
-------------------------------
with NTS- Properties VII, Ltd. and
----------------------------------
NTS-Properties Plus Ltd.
------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A    (29.61%)  $ 73,674 $ 70,454 $132,946 $140,902

Property Owned Through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I   (1)      $ 41,474 $ 57,535 $ 82,424 $119,729
Lakeshore Business Center Phase II (1)       $ 42,513 $ 69,699 $ 82,769 $129,284
Lakeshore Business Center Phase III (2)      $      0    N/A   $      0    N/A

(1) Represents ownership percentage of 11.93% for the three months and six months ended June 30, 2000 and 17.86% for the three months and six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(2) Building is currently under construction. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is scheduled to take occupancy during the third quarter of 2000.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

---------------------------------

Operating expenses decreased approximately $25,600 or 13% for the three months ended June 30, 2000, as compared to the same period in 1999. The decrease is primarily due to a decrease in bad debt expense at Plainview Point Phases I and II, and decreased repairs to tenant suites at Plainview Point Phases I and II and Commonwealth Business Center I. The decrease is partially offset by an increase in exterior repairs at Golf Brook Apartments and increases in interior repairs, advertising and utilities at The Willows of Plainview Phases I and II.

Operating expenses - affiliated decreased approximately $7,200 or 6% and $35,800 or 14% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decrease is primarily due to decreased salary and overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

Loss on disposal of assets for the three and six months ended June 30, 2000, can be attributed to the retirement of building costs at The Willows of Plainview Phases I and II and Lakeshore Business Center Phases I and II. The losses are the result of exterior wood and paint replacements at The Willows of Plainview I and II and common area renovations at Lakeshore Business Centers Phases I and
II. Loss on disposal of assets for the three months and six months ended June 30, 1999, can be attributed to the retirement of building costs at The Willows of Plainview Phases I and II and Golf Brook Apartments. The losses are the result of the replacement of the alarm system at The Willows of Plainview Phases I and II and exterior wood and paint replacements at Golf Brook Apartments.

Interest expense decreased approximately $28,600 or 16% and $51,600 or 15% for the three months and six months ended June 30, 2000, as compared to the same period in 1999. The decreases are primarily due to required principal payments on the mortgages payable of the Partnership's properties.

Professional and administrative expenses decreased approximately $10,800 or 26% and $16,600 or 21% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decrease is due primarily to decreased legal and accounting fees.

Professional and administrative expenses - affiliated decreased approximately $6,900 or 19% and $20,500 or 26% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, primarily as a result of decreased overhead costs allocated to the Partnership as a result of personnel status changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Also contributing to all of the decreases discussed above is a decrease in ownership of L/U II Joint Venture from 17.86% to 11.93% effective July 1, 1999. (See Notes to Financial Statements - Note 8).

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of its commercial properties. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flows provided by (used in):


                                                            Six Months Ended
                                                                June 30,
                                                                --------

                                                           2000           1999
                                                           ----           ----

Operating activities                                    $ 470,019     $ 405,458
Investing activities                                     (305,601)      (42,466)
Financing activities                                     (348,185)     (324,007)
                                                        ----------    ----------
     Net (decrease) increase in cash and equivalents    $(183,767)    $  38,985
                                                        ==========    ==========

Net cash provided by operating activities increased approximately $64,600 for the six months ended June 30, 2000, as compared to the same period in 1999. The increase was primarily driven by an increase in net income from operations and restricted cash and decreased other assets and accounts receivable. The increase is partially offset by increased payments on accounts payable.

Net cash used in investing activities increased approximately $263,000 for the six months ended June 30, 2000, as compared to the same period in 1999. The primary reason for the increase in funds used in investing activities was increased capital expenditures, offset by the decrease in the maturity of investment securities.

Net cash used in financing activities increased approximately $24,000 for the six months ended June 30, 2000, as compared to the same period in 1999. The increase is primarily due to a capital contribution received by the L/U II Joint Venture in 1999 and an increase in principal payments on mortgages.

No distributions were paid for the six months ended June 30, 2000, or the year ended December 31, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents) as shown on the Partnership's balance sheet as of June 30, 2000 were $423,745.

-----------------------------------------------------------

Due to the fact that no distributions were paid during the six months ended June 30, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction commenced in December 1999 and the construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture has incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $7,900 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $5,500 and will be funded from the debt financing discussed above. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $23,680 and will be funded from cash flows from operations.

The Partnership has no other material commitments for renovations or capital improvements as of June 30, 2000.

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

-----------------------------------------------------------

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

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I, II and III provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximately $284,700 decrease in the fair value of the debt.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NTS-PROPERTIES IV,  LTD.
                                     -------------------------------------------
                                                  (Registrant)

                                     BY:      NTS-Properties Associates IV, LTD.
                                              General Partner,
                                              BY:      NTS Capital Corporation,
                                                       General Partner



                                    /s/   Gregory A. Wells
                                    --------------------------------------------
                                    Gregory A. Wells
                                    Senior Vice President and
                                    Chief Financial Officer of
                                    NTS Capital Corporation


Date: August 11, 2000