Form 10-Q
period 2000-09-30
NTS PROPERTIES IV
filed 2000-11-13
CIK 719589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                         0-11655
                       ---------------------------------------------------------

                             NTS-PROPERTIES IV, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Kentucky                                       61-1026356
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                      Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                                 40223
---------------------------------------------        ---------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of September 30, 2000                 3

        Statements of Operations for the three months and nine months ended
           September 30, 2000 and 1999                                         4

        Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                         5

        Notes to Financial Statements                                       6-16

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             17-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk            26


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     27

Item 2. Changes in Securities                                                 27

Item 3. Defaults Upon Senior Securities                                       27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      27

Signatures                                                                    28

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------


                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                                 BALANCE SHEETS
                                 --------------


                                                                          As of                         As of
                                                                   September 30, 2000             December 31, 1999*
                                                               ---------------------------    --------------------------
                                                                       (UNAUDITED)
ASSETS
------
Cash and equivalents                                           $                   424,265    $                  607,512
Cash and equivalents - restricted                                                  188,591                        60,809
Accounts receivable                                                                186,601                       192,079
Land, buildings and amenities, net                                              10,232,250                    10,480,193
Other assets                                                                       356,405                       325,084
                                                                --------------------------     -------------------------

      TOTAL ASSETS                                             $                11,388,112    $               11,665,677
                                                                ==========================     =========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                              $                 7,331,391    $                7,861,645
Accounts payable                                                                   169,790                       224,227
Security deposits                                                                   59,331                        69,991
Other liabilities                                                                  200,355                        48,004
                                                                --------------------------     -------------------------

      TOTAL LIABILITIES                                                          7,760,867                     8,203,867

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                                 3,627,245                     3,461,810
                                                                --------------------------     -------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $                11,388,112    $               11,665,677
                                                                ===========================    =========================



                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------



                                                               Limited                 General
                                                               Partners                Partner                 Total
                                                         --------------------    -------------------    -------------------
PARTNERS' EQUITY/(DEFICIT)
-------------------------
Capital contributions, net of offering costs                 $     25,834,899    $                 -       $     25,834,899
Net income - prior years                                              383,189                  3,872                387,061
Net income - current year                                             163,779                  1,654                165,433
Cash distributions declared to date                               (21,586,280)              (218,253)           (21,804,533)
Repurchase of Limited Partnership Units                              (955,615)                     -               (955,615)
                                                              ---------------     ------------------        ---------------

BALANCES AT September 30, 2000                               $      3,839,972    $          (212,727)      $      3,627,245
                                                              ===============     ==================        ===============


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


                             NTS PROPERTIES IV, LTD.
                             -----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                   -----------------------------------    ------------------------------------
                                                        2000                1999                2000                1999
                                                   ---------------    ----------------    ----------------    ----------------
REVENUES
--------
Rental income                                          $   847,498         $   789,528        $  2,504,276        $  2,464,778
Gain on sale of assets                                           -              11,256                   -              11,256
Interest and other income                                   15,597              13,512              32,123              32,331
                                                        ----------          ----------         -----------         -----------

     TOTAL REVENUES                                        863,095             814,296           2,536,399           2,508,365
                                                        ----------          ----------         -----------         -----------

EXPENSES
--------
Operating expenses                                         159,283             164,604             533,965             534,625
Operating expense - affiliated                             120,787             129,499             340,240             384,702
Loss on disposal of assets                                   9,103              31,715              68,495              55,262
Interest expense                                           136,849             156,710             431,355             502,830
Management fees                                             48,510              45,684             142,075             141,287
Real estate taxes                                           50,745              45,311             147,430             147,034
Professional and administrative expenses                    29,790              45,893              87,483             124,404
Professional and administrative expenses
  - affiliated                                              28,986              38,470              91,606             117,399
Depreciation and amortization                              178,421             166,207             528,317             524,259
                                                        ----------          ----------         -----------         -----------

     TOTAL EXPENSES                                        762,474             824,093           2,370,966           2,531,802
                                                        ----------          ----------         -----------         -----------

Net income (loss)                                      $   100,621         $    (9,797)       $    165,433        $    (23,437)
                                                        ==========          ==========         ===========         ===========

Net income (loss) allocated to the Limited
  Partners                                             $    99,615         $    (9,699)       $    163,779        $    (23,203)
                                                        ==========          ==========         ===========         ===========

Net income (loss ) per Limited Partnership
  Unit                                                 $      4.11         $     (0.39)       $       6.77        $      (0.93)
                                                        ==========          ===========        ===========         ===========

Weighted average number of Limited
  Partnership Units                                         24,209              24,709              24,209              24,832
                                                        ==========          ===========        ===========         ===========


The accompanying notes to financial statements are an integral part of these statements.


                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                    ---------


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                     ---------------------------------------------------
                                                                               2000                       1999
                                                                     ------------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                    $                165,433    $               (23,437)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Gain on sale of assets                                                                  -                    (11,256)
    Loss on disposal of assets                                                         68,495                     55,262
    Depreciation and amortization                                                     528,317                    524,259
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                              (107,282)                  (119,664)
      Accounts receivable                                                               5,478                     16,680
      Other assets                                                                    (31,522)                   (16,043)
      Accounts payable                                                                (54,437)                     3,835
      Security deposits                                                               (10,660)                    (6,292)
      Other liabilities                                                               152,351                    161,818
                                                                      -----------------------     ----------------------

     Net cash provided by operating activities                                        716,173                    585,162
                                                                      -----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                                          (484,097)                  (342,888)
Sale of land, buildings and amenities                                                       -                     57,065
Maturity of investment securities                                                           -                    140,000
Change of ownership in Joint Venture (Note 8)                                          56,807                    218,415
                                                                      -----------------------     ----------------------

     Net cash (used in) provided by investing activities                             (427,290)                    72,592
                                                                      -----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                                              (528,342)                  (509,722)
Increase in mortgages payable                                                          86,823                          -
(Increase) decrease in loan cost                                                      (10,111)                    11,583
Repurchase of Limited Partnership Units                                                     -                   (123,000)
(Increase) decrease in cash and equivalents - restricted                              (20,500)                    20,500
                                                                      -----------------------     ----------------------

     Net cash used in financing activities                                           (472,130)                  (600,639)
                                                                      -----------------------     ----------------------

     Net (decrease) increase in cash and equivalents                                 (183,247)                    57,115

CASH AND EQUIVALENTS, beginning of period                                             607,512                    640,969
                                                                      -----------------------     ----------------------

CASH AND EQUIVALENTS, end of period                                  $                424,265    $               698,084
                                                                      =======================     ======================

Interest paid on a cash basis                                        $                442,414    $               509,822
                                                                      =======================     ======================


The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2000 and 1999.

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

     It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds escrowed with mortgage companies for property taxes in accordance with the loan agreements and funds reserved by the Partnership for the purchase of Limited Partnership Units through the tender offer (See Notes to Financial Statements - Note 6).

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2000 and 1999 did not result in any impairment loss.

     On July 23, 1999, the Lakeshore/University II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a sale price of $528,405.

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                              September 30, 2000               December 31, 1999
                                                        ------------------------------    ---------------------------
     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.8%, due
     October 1, 2004, secured by land and a building.    $                  1,494,705        $             1,715,679

     Mortgage  payable to an insurance  company,
     bearing interest at a fixed rate of 7.15%, due
     January 5, 2013, secured by land, building and
     amenities.                                                             1,779,370                      1,845,116

     Mortgage  payable to an insurance  company,
     bearing interest at a fixed rate of 7.15%, due
     January 5, 2013, secured by land, buildings
     and amenities.                                                         1,693,875                      1,756,462

     Mortgage  payable to an insurance  company,
     bearing interest at a fixed rate of 8.5%, due
     November 15, 2005, secured by land and a building.                       844,286                        940,500

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%, due
     August 1, 2008, secured by land and a building.                          500,955                        583,180

                            (Continued on next page)



5.   Mortgages Payable - Continued
     -----------------------------

                                                              September 30, 2000               December 31, 1999
                                                        ------------------------------    ---------------------------
     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%, due
     August 1, 2008, secured by land and buildings.      $                    465,618        $               542,043

     Mortgage  payable to an insurance  company,
     bearing interest at a fixed rate of 7.2%,
     due January 5, 2013, secured by land, buildings and
     amenities.                                                               291,602                        299,682

     Mortgage  payable to an insurance  company,
     bearing interest at a fixed rate of 7.2%, due
     January 5, 2013, secured by land, buildings and
     amenities.                                                               174,157                        178,983

     Mortgage  payable to a bank,  bearing interest
     at a variable rate based on LIBOR daily rate plus 2.3%,
     currently 8.92%, due on September 8, 2003, secured by
     land and a building.                                                      86,823                              -
                                                          ---------------------------         ----------------------

                                                         $                  7,331,391        $             7,861,645
                                                          ===========================         ======================


     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,157,000.

6.   Tender Offer
     ------------

     On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 22, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $205 per Unit. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $51,000, consisting of $41,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $26,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates IV, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 22, 2000 unless extended.

7.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          -------------------------------------------
                                                                                 2000                     1999
                                                                          ------------------       ------------------
Property management fees                                                     $       142,075         $       141,287
                                                                              --------------          --------------

     Total property management fees                                                  142,075                 141,287
                                                                              --------------          --------------

Property management                                                                  217,869                 251,495
Leasing                                                                               59,474                  86,365
Administrative - operating                                                            56,168                  36,640
Other                                                                                  6,729                  10,202
                                                                              --------------          --------------

     Total operating expenses -affiliated                                            340,240                 384,702
                                                                              --------------          --------------

Administrative - professional                                                         91,606                 117,399
                                                                              --------------          --------------

     Total professional and administrative expenses - affiliated                      91,606                 117,399
                                                                              --------------          --------------

Repairs and maintenance fee                                                           32,441                  13,242
Leasing commissions                                                                   17,512                  21,837
Construction management                                                                    4                       -
                                                                              --------------          --------------

     Total related party transactions capitalized                                     49,957                  35,079
                                                                              --------------          --------------

     Total related party transactions                                        $       623,878         $       678,467
                                                                              ==============          ==============


     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 565 Interests in the Partnership for total consideration of $136,629, or an average price of $241.82 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.   Transactions Affecting the Investment in Lakeshore/University II Joint
     ----------------------------------------------------------------------
     Venture
     -------

     On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other Partners in the Joint Venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other Partners in the Joint Venture decreased. Effective July 1, 2000, NTS-Properties IV's percentage of ownership in the Joint Venture is 10.92% as compared to 11.93% prior to July 1, 2000, and 17.86% prior to July 1, 1999.

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

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture has incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On July, 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, received an advance of $100,000 subsequent to September 30, 2000. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim.

     On September 8, 2000, the L/U II Joint Venture obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd. and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     -----------------------------------------

     As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $13,000 and will be funded from debt financing.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be approximately $22,000 and will be funded from cash flows from operations.

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

     -----------------------------


                                                                      Three Months Ended September 30, 2000
                                                         ---------------------------------------------------------------

                                                             Residential             Commercial              Total
                                                         -------------------    --------------------    ----------------
Rental income                                               $        365,175      $          482,323       $     847,498
Interest and other income                                              9,002                   1,640              10,642
                                                             ---------------       -----------------        ------------

     Total net revenues                                      $       374,177      $          483,963       $     858,140
                                                             ---------------       -----------------        ------------

Operating expenses and operating expenses -
  affiliated                                                $        124,379      $          155,691       $     280,070
Loss on disposal of assets                                                 -                   9,103               9,103
Interest expense                                                      70,346                  66,503             136,849
Management fees                                                       19,070                  29,440              48,510
Real estate taxes                                                     20,094                  30,651              50,745
Depreciation and amortization                                         61,545                 117,191             178,736
                                                             ---------------       -----------------        ------------

     Total expenses                                         $        295,434      $          408,579       $     704,013
                                                             ---------------       -----------------        ------------

     Net income                                             $         78,743      $           75,384       $     154,127
                                                             ===============       =================        ============



                                                                      Three Months Ended September 30, 1999
                                                         ---------------------------------------------------------------

                                                             Residential             Commercial              Total
                                                         -------------------    --------------------    ----------------
Rental income                                               $        357,248      $          432,280       $     789,528
Interest and other income                                              1,196                  (1,108)                 88
                                                             ---------------       -----------------        ------------

     Total net revenues                                     $        358,444      $          431,172       $     789,616
                                                             ---------------       -----------------        ------------

Operating expenses and operating expenses -
  affiliated                                                $        116,003      $          178,164       $     294,167
Loss on disposal of assets                                             3,713                  28,002              31,715
Interest expense                                                       8,382                  20,687              29,069
Management fees                                                       19,644                  26,040              45,684
Real estate taxes                                                     16,803                  27,055              43,858
Depreciation and amortization                                         58,457                 102,154             160,611
                                                             ---------------       -----------------        ------------

     Total expenses                                         $        223,002      $          382,102       $     605,104
                                                             ---------------       -----------------        ------------

     Net income                                             $        135,442      $           49,070       $     184,512
                                                             ===============       =================        ============


     -----------------------------


                                                                      Nine Months Ended September 30, 2000
                                                        ----------------------------------------------------------------

                                                            Residential              Commercial              Total
                                                        --------------------    --------------------    ----------------
Rental income                                              $       1,078,826       $       1,425,450      $    2,504,276
Interest and other income                                             11,938                   5,601              17,539
                                                            ----------------        ----------------       -------------

     Total net revenues                                    $       1,090,764       $       1,431,051      $    2,521,815
                                                            ----------------        ----------------       -------------

Operating expenses and operating expenses -
  affiliated                                              $          391,967      $          482,112     $       874,079
Loss on disposal of assets                                            43,464                  25,031              68,495
Interest expense                                                     213,637                 217,718             431,355
Management fees                                                       55,872                  86,203             142,075
Real estate taxes                                                     60,278                  87,152             147,430
Depreciation and amortization                                        180,708                 336,862             517,570
                                                            ----------------        ----------------       -------------

     Total expenses                                        $         945,926       $       1,235,078      $    2,181,004
                                                            ----------------        ----------------       -------------

     Net income                                            $         144,838       $         195,973      $      340,811
                                                            ================        ================       =============



                                                                      Nine Months Ended September 30, 1999
                                                        ----------------------------------------------------------------

                                                            Residential              Commercial              Total
                                                        --------------------    --------------------    ----------------
Rental income                                              $       1,084,497       $       1,380,281      $    2,464,778
Interest and other income                                              2,073                   6,380               8,453
                                                            ----------------        ----------------       -------------

     Total net revenues                                    $       1,086,570       $       1,386,661      $    2,473,231
                                                            ----------------        ----------------       -------------

Operating expenses and operating expenses -
  affiliated                                               $         348,960       $         569,098      $      918,058
Loss on disposal of assets                                            27,260                  28,002              55,262
Interest expense                                                      25,294                  63,880              89,174
Management fees                                                       57,869                  83,418             141,287
Real estate taxes                                                     50,410                  90,149             140,559
Depreciation expense                                                 174,329                 335,149             509,478
                                                            ----------------        ----------------       -------------

     Total expenses                                        $         684,122       $       1,169,696      $    1,853,818
                                                            ----------------        ----------------       -------------

     Net income                                            $         402,448       $         216,965      $      619,413
                                                            ================        ================       =============


     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                             Three Months Ended September 30,
                                                                     ------------------------------------------------
                                                                             2000                       1999
                                                                     ---------------------      ---------------------
NET REVENUES
------------
Total revenues for reportable segments                                 $           858,140       $            789,616
Other income for Partnership                                                        37,261                     39,464
Gain on sale of assets                                                                   -                     11,256
Eliminations                                                                       (32,306)                   (26,040)
                                                                        ------------------        -------------------

     Total consolidated net revenues                                   $           863,095       $            814,296
                                                                        ==================        ===================

OPERATING EXPENSES AND OPERATING EXPENSES
-----------------------------------------
  - AFFILIATED
--------------
Total operating expenses and operating expenses - affiliated
  for reportable segments                                              $           280,070       $            294,167
Operating expenses and operating expenses - affiliated
  for Partnership                                                                        -                        (64)
                                                                        ------------------        -------------------

     Total operating expenses and operating expenses - affiliated      $           280,070       $            294,103
                                                                        ==================        ===================

INTEREST EXPENSE
----------------
Total interest expense for reportable segments                         $           136,849      $              29,069
Interest expense for Partnership                                                         -                    127,641
                                                                        ------------------        -------------------

     Total interest expense                                            $           136,849       $            156,710
                                                                        ==================        ===================

REAL ESTATE TAXES
-----------------
Total real estate taxes for reportable segments                        $            50,745       $             43,858
Real estate taxes for Partnership                                                        -                      1,453
                                                                        ------------------        -------------------

     Total real estate taxes                                           $            50,745       $             45,311
                                                                        ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments            $           178,736       $            160,611
Depreciation and amortization for Partnership                                       (1,770)                     4,141
Eliminations                                                                         1,455                      1,455
                                                                        ------------------        -------------------

     Total depreciation and amortization                               $           178,421       $            166,207
                                                                        ==================        ===================

NET INCOME (LOSS)
----------------
Total net income for reportable segments                               $           154,127       $            184,512
Net loss for Partnership                                                           (19,745)                  (166,815)
Eliminations                                                                       (33,761)                   (27,494)
                                                                        ------------------        -------------------

     Total net income (loss)                                           $           100,621       $             (9,797)
                                                                        ==================        ===================


     -----------------------------


                                                                              Nine Months Ended September 30,
                                                                     ------------------------------------------------
                                                                             2000                       1999
                                                                     ---------------------      ---------------------
NET REVENUES
------------
Total revenues for reportable segments                                  $        2,521,815        $         2,473,231
Other income for Partnership                                                        80,277                     96,042
Gain on sale of assets                                                                   -                     11,256
Eliminations                                                                       (65,693)                   (72,164)
                                                                         -----------------         ------------------

     Total consolidated net revenues                                    $        2,536,399        $         2,508,365
                                                                         =================         ==================

OPERATING EXPENSES AND OPERATING EXPENSES
  - AFFILIATED
Total operating expenses and operating expenses - affiliated
  for reportable segments                                               $          874,079        $           918,058
Operating expenses and operating expenses - affiliated
  for Partnership                                                                      126                      1,269
                                                                         -----------------         ------------------

     Total operating expenses and operating expenses - affiliated       $          874,205        $           919,327
                                                                         =================         ==================

INTEREST EXPENSE
Total interest expense for reportable segments                          $          431,355        $            89,174
Interest expense for Partnership                                                         -                    413,656
                                                                         -----------------         ------------------

     Total interest expense                                             $          431,355        $           502,830
                                                                         =================         ==================

REAL ESTATE TAXES
Total real estate taxes for reportable segments                         $          147,430        $           140,559
Real estate taxes for Partnership                                                        -                      6,475
                                                                         -----------------         ------------------

     Total real estate taxes                                            $          147,430        $           147,034
                                                                         =================         ==================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments             $          517,570        $           509,478
Depreciation and amortization for Partnership                                        6,383                     10,417
Eliminations                                                                         4,364                      4,364
                                                                         -----------------         ------------------

     Total depreciation and amortization                                $          528,317        $           524,259
                                                                         =================         ==================

NET INCOME (LOSS)
Total net income  for reportable segments                               $          340,811        $           619,413
Net loss for Partnership                                                          (105,321)                  (566,322)
Eliminations                                                                       (70,057)                   (76,528)
                                                                         -----------------         ------------------

     Total net income (loss)                                            $          165,433        $           (23,437)
                                                                         =================         ==================


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                                                  Nine Months Ended September 30,
                                                                           ---------------------------------------------
                                                                                 2000 (1)                   1999
                                                                           --------------------      -------------------
Wholly-owned Properties
-----------------------

Commonwealth Business Center Phase I (2)                                           89%                      100%
Plainview Point Office Center Phases I & II                                        77%                       54%
The Willows of Plainview Phase I                                                   94%                       92%

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at September 30, 2000)
----------------------------------

The Willows of Plainview Phase II (9.7%) (2)                                       91%                       93%

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at September 30, 2000)
----------------------------------

Golf Brook Apartments (3.97%)                                                      95%                       93%
Plainview Point III Office Center (4.96%)                                          91%                       91%

Property Owned in Joint Venture with NTS-Properties VII, Ltd. and
-----------------------------------------------------------------
NTS-Properties Plus Ltd. (Ownership % at September 30, 2000)
-----------------------------------------------------------

Blankenbaker Business Center 1A (29.61%)                                           100%                     100%

Properties Owned through Lakeshore/University II Joint Venture
--------------------------------------------------------------
(L/U II Joint Venture)
---------------------

Lakeshore Business Center Phase I (3)                                              74%                       74%
Lakeshore Business Center Phase II (3)                                             86%                       86%
Lakeshore Business Center Phase III (4)                                            N/A                       N/A


(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without additional financing. Lakeshore Business Center Phase III is currently under construction.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 10.92% as of September 30, 2000 and 11.93% as of September 30, 1999. (See Notes to Financial Statements - Note 8).
(4) Ownership percentage was 10.92% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

---------------------------------

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:


                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                    ---------------------------     --------------------------
                                                                        2000           1999            2000           1999
                                                                    ------------    -----------     -----------    -----------
Wholly-owned Properties
-----------------------

Commonwealth Business Center  Phase I (1)                               89%            100%             92%            96%
Plainview Point Office Center Phases I & II                             78%             54%             75%            54%
The Willows of Plainview Phase I                                        95%             94%             95%            95%

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at September 30, 2000)
----------------------------------

The Willows of Plainview Phase II (9.7%) (1)                            95%             93%             93%            95%

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at September 30, 2000)
----------------------------------

Golf Brook Apartments (3.97%)                                           95%             92%             93%            93%
Plainview Point III Office Center (4.96%) (1)                           91%             91%             89%            91%

Properties Owned in Joint Venture with NTS-Properties VII,
----------------------------------------------------------
Ltd. and NTS-Properties Plus Ltd.  (Ownership % at
--------------------------------------------------
September 30, 2000)
------------------

Blankenbaker Business Center 1A (29.61%)                                100%           100%            100%           100%

Properties Owned Through Lakeshore/University II
------------------------------------------------
University (L/U II Joint Venture)
--------------------------------

Lakeshore Business Center Phase I (2)                                   74%             73%             75%            75%
Lakeshore Business Center Phase II (1) (2)                              86%             86%             83%            86%
Lakeshore Business Center Phase III (3)                                 N/A             N/A             N/A            N/A


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 10.92% for the three months ended September 30, 2000, and 11.93% for the six months ended June 30, 2000 and the three months ended September 30, 1999. Ownership percentage was 17.86% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note
     8).
(3) Ownership percentage was 10.92% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                        ---------------------------------    ---------------------------------
                                                             2000              1999               2000              1999
                                                        --------------    ---------------    --------------    ---------------
Wholly-owned Properties
-----------------------
Commonwealth Business Center Phase I                    $      196,063    $       204,324    $      575,821    $       583,788
Plainview Point Office Center Phases I & II             $      132,559    $        73,891    $      381,574    $       240,865
The Willows of Plainview Phase I                        $      302,086    $       296,375    $      895,666    $       897,818

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at September 30,
------------------------------------------
2000)
----

The Willows of Plainview II (9.7%)                      $       32,576    $        33,099    $       96,265    $        99,694

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at September 30,
-------------------------------------------
2000)
----

Golf Brook Apartments (3.97%)                           $       39,515    $        28,970    $       98,834    $        89,058
Plainview Point III Office Center (4.96%)               $       10,613    $        10,022    $       30,789    $        29,157

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at September 30, 2000)
----------------------------------

Blankenbaker Business Center 1A    (29.61%)             $       67,968    $        67,696    $      200,915    $       208,598

Property Owned Through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
--------------------------------------

Lakeshore Business Center Phase I   (1)                 $       37,232    $        35,525    $      119,656    $       155,253
Lakeshore Business Center Phase II (1)                  $       39,527    $        39,715    $      122,296    $       168,999
Lakeshore Business Center Phase III (2)                            N/A                N/A               N/A                N/A


(1) Represents ownership percentage of 10.92% for the three months ended September 30, 2000, 11.93% for the six months ended June 30, 2000 and three months ended September 30, 1999, and 17.86% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(2) Ownership percentage was 10.92% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 8% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

The following is an analysis of material changes in results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses - affiliated decreased approximately $9,000 or 7% and $44,000 or 12% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease is primarily due to decreased salary and overhead costs allocated to the Partnership as a result of decreased property management and leasing expenses. Operating expenses
- affiliated are expenses incurred for services performed by NTS Development Company, an affiliate of the General Partner.

Loss on disposal of assets for the three months and nine months ended September 30, 2000, can be attributed to the retirement of building costs at The Willows of Plainview Phases I and II, Lakeshore Business Center Phases I and II and Plainview Point Office Center Phases I and II. The losses are the result of exterior wood and paint replacements at The Willows of Plainview I and II and common area renovations at Lakeshore Business Centers Phases I and II and Plainview Point Office Centers Phases I and II. Loss on disposal of assets for the three months and nine months ended September 30, 1999, can be attributed to the retirement of building costs at The Willows of Plainview Phases I and II and Golf Brook Apartments and to the retirement of tenant improvements at Plainview Point Office Center Phases I and II. The losses are the result of the replacement of the alarm system at The Willows of Plainview Phases I and II, exterior wood and paint replacements at Golf Brook Apartments and tenant improvements at Plainview Point Office Center Phases I and II.

Interest expense decreased approximately $20,000 or 13% and $71,000 or 14% for the three months and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. The decreases are primarily due to required principal payments on the mortgages payable of the Partnership's properties.

Professional and administrative expenses decreased approximately $16,000 or 35% and $37,000 or 30% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease is due primarily to decreased legal and accounting fees related to the Tender Offer.

---------------------------------

Professional and administrative expenses - affiliated decreased approximately $9,000 or 25% and $26,000 or 22% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of decreased overhead costs allocated to the Partnership as a result of personnel status changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Also contributing to all of the decreases discussed above is a decrease in ownership of L/U II Joint Venture. (See Notes to Financial Statements - Note 8).

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

Cash flows provided by (used in):


                                                                         Nine Months Ended September 30,
                                                         ---------------------------------------------------------------
                                                                     2000                                1999
                                                         -----------------------------        --------------------------
Operating activities                                     $                     716,173        $                  585,162
Investing activities                                                          (427,290)                           72,592
Financing activities                                                          (472,130)                         (600,639)
                                                          ----------------------------         -------------------------

     Net (decrease) increase in cash and equivalents     $                    (183,247)       $                   57,115
                                                          ============================         =========================


Net cash provided by operating activities increased approximately $131,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase was primarily driven by an increase in net income. The increase is partially offset by increased payments on accounts payable.

Net cash used in investing activities increased approximately $500,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The primary reason for the increase in funds used in investing activities was increased capital expenditures for the Lakeshore Business Center Phase III construction, offset by the decrease in the maturity of investment securities.

Net cash used in financing activities decreased approximately $129,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease is primarily due to an increase in mortgages payable and a decrease in the repurchase of Limited Partnership Units.

-----------------------------------------------------------

No distributions were paid for the nine months ended September 30, 2000, or the year ended December 31, 1999. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents) as shown on the Partnership's balance sheet as of September 30, 2000 were $424,265.

Due to the fact that no distributions were paid during the nine months ended September 30, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction commenced in December 1999 and the construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture has incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

On July 14, 2000, a settlement agreement relative to a class action suit was executed in a claim NTS-Properties VI had against Masonite Corporation for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments and paid a total of approximately $254,000. An agreement has not been reached, at this time for the remaining four buildings. NTS-Properties IV's share of the settlement is approximately $10,000.

On July, 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, received an advance of $100,000 subsequent to September 30, 2000. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim.

-----------------------------------------------------------

On September 8, 2000, the L/U II Joint Venture obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd. and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $13,000 and will be funded from debt financing.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be approximately $22,000 and will be funded from cash flows from operations.

The Partnership has no other material commitments for renovations or capital improvements as of September 30, 2000.

On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 22, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $205 per Unit as of the date of the Tender Offer. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $51,000, consisting of $41,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $26,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates IV, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 22, 2000 unless extended.

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

-----------------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $270,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings
          -----------------

          On July 14, 2000, a settlement agreement relative to a class action suit was executed in a claim NTS-Properties VI had against Masonite Corporation for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments and paid a total of approximately $254,000. An agreement has not been reached, at this time for the remaining four buildings. NTS-Properties IV's share of the settlement is approximately $10,000.

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



Date: November 13, 2000