Form 10-K
period 2000-12-31
NTS PROPERTIES IV
filed 2001-04-06
CIK 719589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                         -------------------------------------------------------

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

                             NTS-PROPERTIES IV, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Kentucky                                     61-1026356
-------------------------------------      -------------------------------------
   (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

     10172 Linn Station Road
      Louisville, Kentucky                                 40223
-------------------------------------      -------------------------------------
     (Address of principal                              (Zip Code)
       executive offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.             [ ]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----
Items 1. and 2.  Business and Properties                                    3-19

Item 3.          Legal Proceedings                                            19

Item 4.          Submission of Matters to a Vote of Security Holders          19

                                     PART II
                                     -------

Item 5.          Market for the Registrant's Limited Partnership
                    Interests and Related Partner Matters                     20

Item 6.          Selected Financial Data                                      21

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    22-30

Item 7A.         Quantitative and Qualitative Disclosures About
                    Market Risk                                               31

Item 8.          Financial Statements and Supplementary Data               32-61

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       62

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Registrant        63-64

Item 11.         Management Remuneration and Transactions                     64

Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                     65

Item 13.         Certain Relationships and Related Transactions               66

                                     PART IV
                                     -------

Item 14.         Exhibits, Consolidated Financial Statement Schedules
                    and Reports on Form 8-K                                67-69

Signatures                                                                    70

                                     PART I
                                     ------

Items 1. and 2.   Business and Properties
                  -----------------------

Development of Business
-----------------------

NTS-Properties IV, Ltd. (the "Partnership" or "NTS-Properties IV"), is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV (the "General
Partner"), a Kentucky limited partnership. As of December 31, 2000, the Partnership owned the following properties and joint venture interests:

     * Commonwealth Business Center Phase I - a business center with approximately 82,000 net rentable square feet in Louisville, Kentucky, constructed by the Partnership.

     * Plainview Point Office Center Phases I and II - an office center with approximately 57,000 net rentable square feet in Louisville, Kentucky, acquired complete by the Partnership.

     * The Willows of Plainview Phase I - a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by the Partnership.

     * A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties V, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties V"). The Partnership's percentage interest in the joint venture was 9.70% at December 31, 2000.

     * A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between the Partnership and NTS- Properties VI, a Maryland Limited Partnership, an affiliate of the General Partner of the Partnership, ("NTS-Properties VI"). The Partnership's percentage interest in the joint venture was 3.97% at December 31, 2000.

     * A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties VI. The Partnership's percentage interest in the joint venture was 4.96% at December 31, 2000.

     * A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 29.61% at December 31, 2000.

-----------------------------------

     * A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 10.92% at December 31, 2000.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2000 appears below:

     *    Lakeshore   Business   Center  Phase  I  -  a  business   center  with
          ---------------------------------------
          approximately 103, 000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

     *    Lakeshore   Business   Center  Phase  II  -  a  business  center  with
          ----------------------------------------
          approximately   97,000  net  rentable  square  feet  located  in  Fort
          Lauderdale, Florida, acquired complete by the joint venture.

     *    Lakeshore   Business  Center  Phase  III  -  a  business  center  with
          ----------------------------------------
          approximately   39,000  net  rentable  square  feet  located  in  Fort
          Lauderdale, Florida, constructed by the L/U II Joint Venture.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

-----------------------------------

As of December 31, 2000, the Partnership's properties and joint venture investments were encumbered by mortgages as shown in the table below:


                                       Interest    Maturity        Balance
         Property                        Rate        Date        at 12/31/00
         --------                        ----        ----        -----------

 Commonwealth Business Center Phase I    8.80%    10/01/04 (1)   $ 1,417,758
 Plainview Point Office Center
  Phases I and II                         --          --         $      --
 Willows of Plainview Phase I            7.15%    01/05/13 (2)   $ 1,756,662
 Willows of Plainview Phase I            7.15%    01/05/13 (2)   $ 1,672,258
 Willows of Plainview Phase II           7.20%    01/05/13 (2)   $ 2,808,716
 Willows of Plainview Phase II           7.20%    01/05/13 (2)   $ 1,677,489
 Golf Brook Apartments                    --          --           See Below (3)
 Plainview Point Office Center
  Phase III                               --          --           See Below (4)

 Blankenbaker Business Center 1A        8.500%    11/15/05 (5)   $ 2,697,393
 Lakeshore Business Center Phase I      8.125%    08/01/08 (6)   $ 4,166,849
 Lakeshore Business Center Phase II     8.125%    08/01/08 (6)   $ 4,483,083
 Lakeshore Business Center Phase III    9.121%    09/08/03 (7)   $ 1,300,327

(1) Currently monthly principal payments are based upon a 10-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

(3) Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to an insurance company. The $8,426,706 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at a fixed rate of 7.57% and matures May 15, 2009.

(4) Plainview Point Office Center Phase III, a joint venture between the Partnership and NTS-Properties VI, is encumbered by a mortgage payable to a bank. The $3,200,000 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at 8.38% and matures December 1, 2010.

(5) Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage payable will have been repaid based on the current rate of amortization.

(6) Currently monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(7) The construction loan for Lakeshore Business Center Phase III requires interest payments only. Principal payments begin 13 months from the date of completion.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8, Note 9 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to invest in real property, which was either under development or proposed for development, on which it would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. The original purpose of the Partnership also includes the ability by the Partnership to invest in fully improved properties, either directly or by joint venture. The Partnership properties are in a condition suitable for their intended use.

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

Commonwealth Business Center Phase I
------------------------------------

As of December 31, 2000, there were 10 tenants leasing space aggregating approximately 70,500 square feet of rentable area at Commonwealth Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include insurance and machinery sales/services. One tenant individually leases more than 10% of Commonwealth Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 86% (2000), 93% (1999), 89% (1998), 87% (1997) and 86% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                              Square Feet        Current Annual
                              Year of          and % of            Rental per
                            Expiration     Net Rentable Area       Square Foot
                            ----------     -----------------       -----------

 Major Tenant (1) :
      1                        2004          40,079 (48.6%)          $ 7.59

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Plainview Point Office Center Phase I and II
--------------------------------------------

As of December 31, 2000, there were 5 tenants leasing space aggregating approximately 44,000 square feet of rentable area at Plainview Point Office Center Phases I and II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phases I and II are professional service oriented organizations. The principal occupations/professions practiced include a business school, mortgage company and insurance. Two tenants individually lease more than 10% of Plainview Point Office Center's rentable area. The occupancy levels at the office center as of December 31 were 77%
(2000),  79% (1999),  65% (1998), 73% (1997) and 88% (1996). See Part II, Item 7
for average occupancy levels for the periods ending December 31, 2000, 1999, and 1998.

The following table contains approximate data concerning the major leases in effect on December 31, 2000:

                                              Square Feet       Current Annual
                             Year of           and % of           Rental per
                            Expiration     Net Rentable Area      Square Foot
                            ----------     -----------------      -----------

 Major Tenant (1) :
      1                       2004           28,675 (50.5%)         $10.75
      2                       2004            7,428 (13.1%)         $13.60

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

The Willows of Plainview Phase I
--------------------------------

Units at The Willows of Plainview Phase I include one and two-bedroom lofts and deluxe apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All units, except one-bedroom lofts have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase I start at $689 for one-bedroom apartments, $959 for two-bedroom apartments and $1,059 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 87% (2000), 96%
(1999),  86% (1998),  92% (1997) and 89% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following is information regarding the joint venture properties in which the Partnership has a 10% or greater interest as of and for the year ending December 31, 2000. The Partnership had a 9.7%, 4.96% and 3.97% interest in The Willows of Plainview Phase II, Plainview Point III Office Center and Golf Brook Apartments, respectively, as of and for the year ending December 31, 2000.

Blankenbaker Business Center Joint Venture
------------------------------------------

Sykes Health Plan Services Bureau, Inc. ("SHPS, Inc.") has leased 100% of the Blankenbaker Business Center 1A building. The annual base rent, which excludes the cost of utilities is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. SHPS, Inc. is a professional service- orientated organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 2000, 1999, 1998, 1997 and 1996 was 100%. See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following table contains approximate data concerning the lease in effect on December 31, 2000:

                                            Square Feet         Current Annual
                             Year of         and % of             Rental per
       Name                Expiration    Net Rentable Area (1)    Square Foot
       ----                ----------    ---------------------    -----------

 Sykes Health Plan
  Services Bureau, Inc.       2005          100,640 (100%)           $ 7.48

(1)  Rentable area includes ground floor and mezzanine square feet.

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a corporate headquarters. As of December 31, 2000, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of lease term, which expires in July 2005.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 2000, there were 34 tenants leasing space aggregating approximately 87,700 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 85% (2000), 73% (1999), 85% (1998), 96% (1997) and 92%
(1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 2000, there were 21 tenants leasing space aggregating approximately 83,300 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 86% (2000), 72% (1999), 79% (1998), 100% (1997)
and 89% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

----------------------------------------------

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                              Square Feet       Current Annual
                             Year of           and % of           Rental per
                           Expiration      Net Rentable Area      Square Foot
                           ----------      -----------------      -----------

 Major Tenant  (1):
      1                       2002           28,312 (29.1%)         $12.13

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Lakeshore Business Center Phase III
-----------------------------------

As of December 31, 2000, there was one tenant leasing approximately 4,700 square feet of the rentable area at Lakeshore Business Center Phase III. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenant who occupies space at Lakeshore Business Center Phase III is a professional service oriented organization. The principal occupation/profession practiced is insurance services. The occupancy level taken by this tenant at the business center, which was constructed during the year 2000, as of December 31, 2000 was 12%. See Part II, Item 7 for average occupancy levels for the period ending December 31, 2000.

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                             Square Feet        Current Annual
                            Year of            and % of           Rental per
                           Expiration      Net Rentable Area      Square Foot
                           ----------      -----------------      -----------

 Major Tenant (1) :
      1                       2006           4,689 (11.9%)          $13.50

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Additional Operating Data
-------------------------

Additional operating data regarding the Partnership's properties is furnished in the following table:


                                            Federal        Realty     Annual
                                           Tax Basis      Tax Rate  Realty Taxes
                                           ---------      --------  ------------
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase I    $  4,120,182    $ .010520   $  33,881
 Plainview Point Office Center
  Phases I and II                           3,627,774      .010720      19,435
 The Willows of Plainview Phase I           7,480,263      .010720      59,211

 Property Owned in Joint Venture
 -------------------------------
  with NTS-Properties V
  ---------------------
 The Willows of Plainview Phase II          8,034,572      .010720      64,332

 Properties Owned in Joint Venture
 ---------------------------------
  with NTS-Properties VI
  ----------------------
 Golf Brook Apartments                     16,606,041      .017681     284,097
 Plainview Point III Office Center          4,840,137      .010720      33,415

 Property Owned in Joint Venture
 -------------------------------
  with NTS-Properties VII
  -----------------------
  and NTS-Properties Plus Ltd.
  ----------------------------
 Blankenbaker Business Center 1A            7,354,221      .010520      54,677


 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I         10,524,607      .025265     168,058
 Lakeshore Business Center Phase II        12,389,430      .025265     165,657
 Lakeshore Business Center Phase III        4,415,883      .025265      25,025

-------------------------------------

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Investment in Joint Ventures
----------------------------

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a
proportionate   gross   financial   statement   presentation   (referred  to  as
"proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Willows Phase II Joint Venture
----------------------------------

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

     (c) The vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  September 30, 2028.

The Partnership contributed land valued at $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 2000.

----------------------------------------------

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balances of the mortgages at December 31, 2000 are $4,486,205 ($2,808,716 and $1,677,489). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interests. The term Net Cash Flow means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all Partners.

Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. The Partnership's ownership share was 9.70% at December 31, 2000, 1999 and 1998.

NTS Sabal Golf Villas Joint Venture
-----------------------------------

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  September 30, 2025.

The Partnership contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately$15,800,000, the cost of constructing and leasing apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 2000.

-----------------------------------------------

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The original borrowings obtained by NTS-Properties VI for Golf Brook Apartments were used to fund a portion of NTS- Properties VI's contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $8,426,706 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. The Partnership's ownership share was 3.97% at December 31, 2000, 1999 and 1998.

Plainview Point III Joint Venture
---------------------------------

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 30, 2026.

---------------------------------------------

The Partnership contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2000.

Plainview Point III Office Center is encumbered by a mortgage payable to a bank. The current mortgage payable of $3,200,000 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at 8.38%, matures December 1, 2010 and is secured by the assets of Plainview Point III Office Center. At maturity, the loan will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. The Partnership's ownership share was 4.96% at December 31, 2000, 1999 and 1998.

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

------------------------------------------------------

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

In 1990, when the joint venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000, which was used for additional tenant improvements to the business center, and contributed $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 2000 was $2,697,393. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate +1.5 %. In order for the joint venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the joint venture to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the joint venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the joint venture agreement. The need for additional capital by the joint venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the joint venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the joint venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. With this expansion, SHPS, Inc. occupied 100% of the business center. No future contributions are anticipated as of December 31, 2000.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with the respective percentage interests. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of
(i) all cash operating expenses paid by the joint venture property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture

------------------------------------------------------

property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. The Partnership's ownership share was 29.61% at December 31, 2000, 1999 and 1998.

Lakeshore/University II Joint Venture
-------------------------------------

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among the Partnership and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.


           Property                                 Contributing Owner
           --------                                 ------------------

 Lakeshore Business Center Phase I                NTS-Properties IV and
                                                   NTS-Properties V

 Lakeshore Business Center Phase II               NTS-Properties Plus Ltd.

 Undeveloped land adjacent to the
 Lakeshore Business Center
 development (3.8 acres)                          NTS-Properties Plus Ltd.


 Undeveloped land adjacent to the
 Lakeshore Business Center
  development (2.4 acres)                         NTS/Fort Lauderdale, Ltd.

 University Business Center Phase II              NTS-Properties V and
                                                   NTS Properties Plus Ltd.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

-------------------------------------------------

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, the Partnership also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 17.86% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

         Loan Balance
         at 12/31/00                       Encumbered Property
         -----------                       -------------------
         $ 4,166,849                Lakeshore Business Center Phase I
         $ 4,483,083                Lakeshore Business Center Phase II
         $ 1,300,327                Lakeshore Business Center Phase III

The loans are recorded as liabilities of the joint venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The mortgage of Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003.

On October 6, 1998, pursuant to a contract executed on September 8, 1998, the L/U II Joint Venture sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 17.86% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). Net cash proceeds received by the partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $442,000.

On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the L/U II Joint Venture. The other partners in the joint venture, including NTS-Properties IV, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, NTS Properties IV's percentage of ownership in the joint venture was 10.92%, as compared to 11.93% prior to July 1, 2000, and 17.86% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture sold 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership had an 11.93% interest in the joint venture at that date.

-------------------------------------------------

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and
(iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the partners in accordance with their joint venture agreement. The Partnership's ownership share was 10.92%, 11.93% and 17.86% at December 31, 2000, 1999 and 1998, respectively.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, one apartments community was under construction in the vicinity of Golf Brook Apartments. The scheduled completion date is unknown at this time. In the vicinity of The Willows of Plainview, there is one new apartment community with 328 units completed as of March 1, 2001. Currently, the effect these new properties will have on occupancy at Golf Brook Apartments and the Willows of Plainview is unknown. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the NTS-Properties Associates IV, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates IV. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, NTS Development Company received a total of $137,432 for the year ended December 31, 2000. $76,929 was received from commercial properties and $60,503 was received from residential properties.

------------------------------------

The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for an on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the management agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

The Partnership does not consider its operations to be seasonal to any material degree.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the partnership agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the partnership agreement provides for indemnification by the General Partner of the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly. NTS Development Company, (the "Property Manager") and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. In management's opinion, the agreement with NTS Development Company is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

--------------------------------

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than that previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the allocated costs of providing such services. See Part II, Item 8 - Note 7 for further discussions of related party transactions.

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

Item 3.    Legal Proceedings
           -----------------

None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.     Market for  Registrant's Limited  Partnership Interests  and Related
            --------------------------------------------------------------------
            Partner Matters
            ---------------

There is no established trading market for the limited partnership interests. The Partnership had 1,578 limited partners as of February 28, 2001. Cash distributions and allocations of income and loss are made as described in Note 1D to the Partnership's 2000 consolidated financial statements in Item 8.

No distributions were paid during 2000, 1999 or 1998. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 2000, 1999 or 1998, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.     Selected Financial Data
            -----------------------

Years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                      2000            1999            1998            1997            1996
                                      ----            ----            ----            ----            ----

Rental and other income          $  2,474,093    $  2,333,381    $  2,273,371    $  2,486,019    $  2,360,496
Income (loss) from
  investments in joint ventures        29,819           3,264          77,538        (154,477)       (181,330)
Total expenses                     (2,267,517)     (2,339,336)     (2,252,613)     (2,308,879)     (2,225,347)
                                 -------------   -------------   -------------   -------------   -------------
Income (loss) before
  extraordinary item             $    236,395    $     (2,691)   $     98,296    $     22,663    $    (46,181)
Extraordinary item                       --              --              --           (71,713)           --
                                 -------------   -------------   -------------   -------------   -------------
Net income (loss)                $    236,395    $     (2,691)   $     98,296    $    (49,050)   $    (46,181)
                                 =============   =============   =============   =============   =============
Net income (loss)
  allocated to:
  General Partner                $      2,364    $        (27)   $        983    $       (490)   $       (462)
  Limited partners               $    234,031    $     (2,664)   $     97,313    $    (48,560)   $    (45,719)

Net income (loss) per
  limited partnership Units      $       9.67    $      (0.11)   $       3.75    $      (1.82)   $      (1.63)

Weighted average number
  of limited partnership Units         24,208          24,778          25,918          26,708          28,012

Cumulative net income
  (loss) allocated to:
  General Partner                $      6,236    $      3,872    $      3,899    $      2,916    $      3,406
  Limited partners               $    617,220    $    383,189    $    385,853    $    288,540    $    337,100

Cumulative taxable income
  (loss) allocated to:
  General Partner                $    (25,603)   $    (27,678)   $    (26,810)   $    (24,092)   $    (24,618)
  Limited partners               $ (2,535,209)   $ (2,740,689)   $ (2,654,795)   $ (2,385,433)   $ (2,437,521)

Distributions declared:
  General Partner                $       --      $       --      $       --      $       --      $      2,251
  Limited partners               $       --      $       --      $       --      $       --      $    222,842

Cumulative distributions
  declared to:
  General Partner                $    218,253    $    218,253    $    218,253    $    218,253    $    218,253
  Limited partners               $ 21,607,636    $ 21,607,636    $ 21,607,636    $ 21,607,636    $ 21,607,636

At year end:
Land, buildings and
  amenities, net                 $  6,907,615    $  7,301,116    $  7,457,476    $  7,687,969    $  8,126,119

Total assets                     $  8,615,520    $  9,024,075    $  9,578,845    $ 10,113,096    $ 10,470,535

Mortgages and notes payable      $  4,846,678    $  5,317,257    $  5,750,946    $  6,138,591    $  6,396,556


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.     Management's  Discussion  and  Analysis  of Financial  Condition and
            --------------------------------------------------------------------
            Results  of Operations
            ----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and information regarding rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the consolidated financial statements in Item 8 and the cautionary statements below.

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:


                                                 2000(1)    1999       1998
                                                 -------    ----       ----
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase I (2)          86%       93%        89%
 Plainview Point Office Center
  Phases I and II (2)                              77%       79%        65%
 The Willows of Plainview Phase I (2)              87%       96%        86%

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties V
 ----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 The Willows of Plainview Phase II (9.70%)         89%       87%        92%

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties VI
 -----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Golf Brook Apartments (3.97%) (2)                 87%       95%        96%
 Plainview Point III Office Center (4.96%) (2)     73%       86%        81%

 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties VII, Ltd.
 ------------------------------
 and NTS-Properties Plus Ltd.
 ----------------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Blankenbaker Business Center 1A  (29.61%)        100%      100%       100%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (3)             85%       73%        85%
 Lakeshore Business Center Phase II (3)            86%       72%        79%
 Lakeshore Business Center Phase III (4)           12%       N/A        N/A
 University Business Center Phase III (5)          N/A       N/A        N/A

(1) Current occupancy levels are considered adequate to continue operation of the Partnership's properties.
(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 10.92%, 11.93% and 17.86% as of December 31, 2000, 1999 and 1998, respectively. (4) Ownership was 10.92% as of December 31, 2000.
(5) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.

----------------------------

The average occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:


                                                  2000       1999       1998
                                                  ----       ----       ----
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase I (1)          91%        95%        88%
 Plainview Point Office Center
  Phases I and II                                  75%        58%        70%
 The Willows of Plainview Phase I                  94%        94%        90%

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties V
 ----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 The Willows of Plainview Phase II (9.70%) (1)     92%        93%       87%

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties VI
 -----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Golf Brook Apartments  (3.97%) (1)                92%        94%       96%
 Plainview Point III Office Center (4.96%) (1)     88%        91%       92%

 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties VII, Ltd.
 ------------------------------
 and NTS-Properties Plus Ltd.
 ----------------------------
 (ownership % at December 31, 2000)
 Blankenbaker Business Center 1A (29.61%)         100%       100%      100%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (2)             78%        74%       88%
 Lakeshore Business Center Phase II (1) (2)        83%        85%       91%
 Lakeshore Business Center Phase III (3)           12%        N/A       N/A
 University Business Center Phase II (4)           N/A        N/A       91% (5)

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 10.92%, 11.93% and 17.86% as of December 31, 2000, 1999 and 1998, respectively. (3) Ownership percentage was 10.92% as of December 31, 2000.
(4) On October 6, 1998, University Center Phase II was sold. See below for the detail of this transaction. (5) Represents average occupancy through October 6, 1998.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties and joint ventures for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                 2000         1999       1998
                                                 ----         ----       ----
 Wholly-Owned Properties
 -----------------------
 Commonwealth Business Center Phase I $ 756,598 $ 793,230 $ 705,009 Plainview Point Office Center
  Phases I and II                          $  512,900  $  331,212  $  457,904
 The Willows of Plainview Phase I          $1,187,368  $1,182,573  $1,148,200

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties V
 ----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 The Willows of Plainview Phase II (9.70%) $1,318,620  $1,341,677  $1,341,511

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS- Properties VI
 -----------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Golf Brook Apartments  (3.97%)            $3,271,227  $2,980,021  $3,047,139
 Plainview Point III Office Center (4.96%) $  848,522  $  852,836  $  822,168

 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties VII, Ltd.
 ------------------------------
 and NTS-Properties Plus Ltd.
 ----------------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Blankenbaker Business Center 1A (29.61%)  $  908,100  $  914,526  $  934,059

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (1)     $1,404,217  $1,284,362  $1,494,248
 Lakeshore Business Center Phase II (1)    $1,414,306  $1,408,339  $1,638,695
 Lakeshore Business Center Phase III       $    5,122     N/A         N/A
 University Business Center Phase II          N/A         N/A      $  779,945(2)

(1) Ownership percentage was 10.92% for the six months ended December 31, 2000, 11.93% for the six months ended June 30, 2000 and December 31, 1999 and 17.86% for the six months ended June 30, 1999 and twelve months ended December 31, 1998.
(2) On October 6, 1998, University Business Center Phase II was sold. Revenues shown here represent 1998 income through the date of disposition. Ownership of University Business Center Phase II was 17.86% on October 6, 1998.

Results of Operations
---------------------

The following is an analysis of material changes in results for operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Rental income increased approximately $151,000, or 7%, from 1999 to 2000, primarily as a result of increased average occupancy and increased common area reimbursement income at Plainview Point Office Center Phases I and II. The increase is partially offset by decreased income at Commonwealth Business Center Phase I as a result of a decrease in average occupancy.

Interest and other income decreased approximately $14,500, or 30%, and $10,000, or 29%, from 1999 to 2000, and from1998 to 1999, respectively, as a result of decreased cash reserves available for investment.

---------------------------------

Income from joint ventures increased approximately $26,000 from 1999 to 2000. The increase is the result of Blankenbaker Business Center Joint Venture decreased net loss of approximately $5,000 and Golf Brook Apartments increased net income of approximately $25,000.

Income from joint ventures decreased approximately $74,000 from 1998 to 1999. The decrease is primarily the result of decreased net income from the Lakeshore/University II Joint Venture due primarily to the sale of University Business Center Phase II.

Operating expenses increased approximately $58,800, or 12%, from 1998 to 1999, primarily as a result of increased landscape expense at The Willows of Plainview Phase II and increased repair and maintenance expense at The Willows of Plainview Phase II and Plainview Point Office Center Phases I and II.

Operating expenses - affiliated decreased approximately $30,000, or 7%, from 1999 to 2000, primarily as a result of decreased salary and overhead costs allocated to the Partnership as a result of decreased property management and leasing expenses. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses - affiliated increased approximately $59,000, or 17%, from 1998 to 1999, primarily as a result of increased administrative salaries at Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I.

The 2000 loss on disposal of assets can be attributed to the retirement of building costs at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II. The losses are the result of exterior wood replacements at The Willows of Plainview Phase I and common area renovations at Plainview Point Office Center Phases I and II.

The 1999 loss on disposal of assets can be attributed to the retirement of building costs at Plainview Point Office Center Phases I and II and The Willows of Plainview Phase I. The losses are the result of common area renovations at Plainview Point Office Center Phases I and II and alarm system replacement at The Willows of Plainview Phase I.

Interest expense decreased approximately $29,600, or 7%, and $44,000, or 9%, from 1999 to 2000, and from 1998 to 1999, respectively, as a result of required principal payments on the mortgages payable of The Willows of Plainview Phase I and Commonwealth Business Center Phase I.

Professional and administrative expenses decreased approximately $22,800, or 22%, from 1999 to 2000, primarily as a result of decreased costs incurred in connection with the tender offers (see Part II, Item 8 - Note 3).

Professional and administrative expenses increased approximately $22,400, or 27%, from 1998 to 1999, primarily as a result of costs incurred in connection with the tender offers.

---------------------------------

Depreciation and amortization increased approximately $38,600, or 9%, from 1999 to 2000, primarily as a result of assets placed in service at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II.

Depreciation and amortization decreased approximately $58,700, or 12%, from 1998 to 1999, as a result of a portion of the assets at the Partnership's properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $15,277,131.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and were funded by operating activities or cash reserves. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership had purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities were from the maturity of investment securities. Cash flows used in financing activities are for principal payments on mortgages payable, repurchases of limited partnership Units and an increase in funds reserved by the Partnership for the repurchase of limited partnership Units through the tender offer or the Interest Repurchase Reserve.

In the next 12 months, the demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of the Partnership's commercial properties. There may be significant demands of future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flows provided by (used in):


                                       2000            1999             1998
                                       ----            ----             ----
 Operating activities              $  609,746      $  666,678       $  512,522
 Investing activities                (102,988)       (211,388)         459,361
 Financing activities                (493,579)       (659,189)        (620,563)
                                   -----------     -----------      -----------
 Net increase (decrease)
   in cash and equivalents         $   13,179      $ (203,899)      $  351,320
                                   ===========     ===========      ===========

-----------------------------------------------------------

Net cash provided by operating activities decreased approximately $57,000, or 9%, in 2000. The decrease was primarily driven by a decrease in accounts payable, an increase in accounts receivable and is partially offset by an increase in net income from operations.

Net cash provided by operating activities increased approximately $154,000, or 30%, in 1999, primarily as a result of increased accounts payable and restricted cash.

Net cash used in investing activities decreased approximately $108,000, or 51%, in 2000. The decrease in cash used in investing activities was primarily driven by decreased need for capital expenditures.

Net cash provided by investing activities decreased approximately $671,000 in 1999. The decrease is primarily a result of a decrease in distributions from joint ventures due to the prior year sale of University Business Center Phase II.

The approximate $166,000 decrease in net cash used in financing activities in 2000 is primarily driven by a decrease in the repurchase of limited partnership Units. The approximate $38,000 increase in net cash used in financing activities in 1999 is primarily driven by increased principal payments on mortgages payable.


The Partnership has not made any cash distributions since the quarter ended September 30, 1996. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were $389,963 and $376,784 at December 31, 2000 and 1999, respectively.

Due to the fact that no distributions were made during 2000, 1999 or 1998, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations at the Partnership's commercial properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flows from operations, cash reserves or additional financing where necessary.

As of December 31, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. This commitment will be funded from existing debt financing. The joint venture has incurred approximately $77,000 of this cost as of December 31, 2000.

-----------------------------------------------------------

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $400,000.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 2000.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $201,565, $45,000, and $575,070, respectively, to the reserve. Through November 20, 1998 (the commencement of the First Tender Offer), the Partnership had repurchased 4,436 Units for $700,920 at a price ranging from $150 to $205 per Unit. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 2000 was $0.

On November  20,  1998,  the  Partnership  and ORIG,  LLC, an  affiliate  of the
Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The First Tender Offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was extended to December 8, 1999. A total of 2,245 Units were tendered, pursuant to the Second Tender Offer, and the Offerors accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 1,745 Units at a total cost of $460,225 plus offering expenses.

On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the Third Tender Offer. The expiration date of the Third Tender Offer was December 22, 2000. A total of 3,092 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC purchased 2,992 Units at a total cost of $633,860 plus offering expenses.

The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units.

-----------------------------------------------------------

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

Cautionary Statements
---------------------

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements," since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

---------------------------------

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $193,000 decrease in the fair value of debt.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties IV, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties IV, Ltd. (a Kentucky limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 68 through 69 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the basic financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                       2000              1999
                                                       ----              ----


ASSETS
------
Cash and equivalents                                $  389,963        $  376,784
Cash and equivalents - restricted                       39,544            38,008
Accounts receivable                                    230,025           258,951
Land, buildings and amenities, net                   6,907,615         7,301,116
Investment in and advances to joint ventures           850,089           853,270
Other assets                                           198,284           195,946
                                                    ----------        ----------
     TOTAL ASSETS                                   $8,615,520        $9,024,075
                                                    ==========        ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                   $4,846,678        $5,317,257
Accounts payable                                        39,176           173,784
Security deposits                                       31,035            44,553
Other liabilities                                       23,426            26,671
                                                    ----------        ----------
     TOTAL LIABILITIES                               4,940,315         5,562,265

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                     3,675,205         3,461,810
                                                    ----------        ----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY         $8,615,520        $9,024,075
                                                    ==========        ==========


The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                             2000           1999             1998
                                                             ----           ----             ----
REVENUES
--------
Rental income                                            $ 2,449,691    $ 2,298,847     $ 2,224,342
Income from investment in joint ventures                      29,819          3,264          77,538
Interest and other income                                     24,402         34,534          49,029
                                                         ------------   ------------    ------------
     TOTAL REVENUES                                        2,503,912      2,336,645       2,350,909

EXPENSES
--------
Operating expenses                                           529,115        536,237         477,466
Operating expenses - affiliated                              387,017        417,342         358,367
Loss on disposal of assets                                    43,220         46,042          10,766
Interest expense                                             398,435        428,042         472,446
Management fees                                              137,432        130,281         130,044
Real estate taxes                                            112,527        112,835         104,416
Professional and administrative expenses                      81,730        104,520          82,158
Professional and administrative expenses - affiliated         91,772        116,320         110,494
Depreciation and amortization                                486,269        447,717         506,456
                                                         ------------   ------------    ------------
    TOTAL EXPENSES                                         2,267,517      2,339,336       2,252,613
                                                         ------------   ------------    ------------
Net income (loss)                                        $   236,395    $    (2,691)    $    98,296
                                                         ============   ============    ============
Net income (loss) allocated to the limited partners      $   234,031    $    (2,664)    $    97,313
                                                         ============   ============    ============
Net income (loss) per limited partnership Unit           $      9.67    $     (0.11)    $      3.75
                                                         ============   ============    ============
Weighted average number of limited
  Partnership Units                                           24,208         24,778          25,918
                                                         ============   ============    ============


The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                             Limited          General
                                             Partners         Partner         Total
                                             --------         -------         -----
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1997              $ 4,049,563     $  (215,338)    $ 3,834,225

   Net income                                   97,313             983          98,296

   Repurchase of limited partnership Units    (242,520)           --          (242,520)
                                           ------------    ------------    ------------
Balances at December 31, 1998                3,904,356        (214,355)      3,690,001

   Net loss                                     (2,664)            (27)         (2,691)

   Repurchase of limited partnership Units    (225,500)           --          (225,500)
                                           ------------    ------------    ------------
Balances at December 31, 1999                3,676,192        (214,382)      3,461,810

   Net income                                  234,031           2,364         236,395

   Repurchase of limited partnership Units     (23,000)           --           (23,000)
                                           ------------    ------------    ------------
Balances at December 31, 2000              $ 3,887,223     $  (212,018)    $ 3,675,205
                                           ============    ============    ============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                               2000            1999            1998
                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                          $   236,395     $    (2,691)    $    98,296
Adjustments to reconcile net income (loss)  to net cash
provided by operating activities:
  Accrued interest on investment securities                       --             2,569          (2,569)
  Loss on disposal of assets                                    43,220          46,042          10,766
  Depreciation and amortization                                493,977         455,425         513,979
  Income from investment in joint ventures                     (29,819)         (3,264)        (77,538)
  Changes in assets and liabilities:
      Cash and equivalents - restricted                         (1,536)        122,005         (74,907)
      Accounts receivable                                       28,926         (21,278)         22,131
      Other assets                                             (10,046)        (39,240)         24,746
      Accounts payable                                        (134,608)        106,851          12,357
      Security deposits                                        (13,518)           (857)        (10,635)
      Other liabilities                                         (3,245)          1,116          (4,104)
                                                           ------------    ------------    ------------
   Net cash provided by operating activities                   609,746         666,678         512,522
                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                    (135,988)       (337,399)       (275,064)
Purchase of investment securities                                 --              --        (1,125,550)
Maturity of investment securities                                 --           140,000       1,407,886
Investment in and advances to (from) joint ventures             33,000         (13,989)        452,089
                                                           ------------    ------------    ------------
   Net cash (used in) provided by investing activities        (102,988)       (211,388)        459,361
                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                       (470,579)       (433,689)       (387,645)
Decrease in loan costs                                            --              --             9,602
Repurchase of limited partnership Units                        (23,000)       (225,500)       (242,520)
                                                           ------------    ------------    ------------
   Net cash used in financing activities                      (493,579)       (659,189)       (620,563)
                                                           ------------    ------------    ------------
   Net increase (decrease) in cash and equivalents              13,179        (203,899)        351,320
                                                           ------------    ------------    ------------
CASH AND EQUIVALENTS, beginning of year                        376,784         580,683         229,363
                                                           ------------    ------------    ------------
CASH AND EQUIVALENTS, end of year                          $   389,963     $   376,784     $   580,683
                                                           ============    ============    ============
Interest paid on a cash basis                              $   391,080     $   427,970     $   449,477
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

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Organization
               ------------

               NTS-Properties IV, Ltd. (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS- Properties Associates IV, a Kentucky limited partnership. The Partnership is in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

          B)   Basis of Presentation and Joint Venture Accounting
               --------------------------------------------------

               The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method. In conformity with Generally Accepted Accounting Principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

               From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

               Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships, which have formed joint ventures, are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

               --------------------------------------------------------------

               The  Emerging  Issues  Tasks  Force  ("EITF")  of  the  Financial
               Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

               The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

               Please see the accompanying NTS-Properties IV combined joint ventures' financial statements and notes, which include the combined financial statements of the joint ventures listed in
               Note 1C.

          C)   Wholly Owned and Joint Venture Properties
               -----------------------------------------

               The Partnership owns and operates the following properties:

               * Commonwealth Business Center Phase I, a business Center with approximately 82,000 net rentable square feet in Louisville, Kentucky.

               * Plainview Point Office Center Phases I and II, an office center with approximately 57,000 net rentable square feet in Louisville, Kentucky.

               *    The  Willows  of  Plainview   Phase  I,  a  118-unit  luxury
                    apartment community in Louisville, Kentucky.

               *    A 9.70% joint  venture  interest in The Willows of Plainview
                    Phase  II,  a  144-unit   luxury   apartment   community  in
                    Louisville, Kentucky.

               * A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

               * A 4.96% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

               ----------------------

               * A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

               * A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

                    -    Lakeshore  Business  Center Phase I - a business center
                         -----------------------------------
                         with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore  Business Center Phase II - a business center
                         -----------------------------------
                         with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore Business Center Phase III - a business center
                         -----------------------------------
                         with  approximately   39,000  net  rentable square feet
                         located in Fort Lauderdale, Florida.

          D)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

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

          E)   Tax Status
               ----------

               The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

               ----------------------

               A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                                          2000        1999         1998
                                                          ----        ----         ----
                 Net income (loss)                   $ 236,395   $  (2,691)   $  98,296
                 Items handled differently
                   for tax purposes:
                  Gain on sale of assets                     -      (9,274)    (329,513)
                  Depreciation and amortization          4,669    (107,141)     (46,238)
                  Capitalized leasing costs                  -         526          324
                  Rental income                              -      10,779       28,217
                  Write-off of unamortized
                   tenant improvements                       -           -      (25,037)
                  Allowance for doubtful accounts            -      (2,032)       1,865
                  Other                                (33,509)     23,071            -
                                                     ----------  ----------   ----------
                  Taxable income (loss)              $ 207,555   $ (86,762)   $(272,086)
                                                     ==========  ==========   ==========



          F)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

          G)   Basis of Property and Depreciation
               ----------------------------------

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

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          H)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               The Partnership recognizes revenue in accordance with each tenant's respective lease agreement. Certain of the Partnership's lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $118,528 and $108,799 at December 31, 2000 and 1999, respectively.

          H)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

          I)   Advertising
               -----------

               The   Partnership   expenses   advertising   costs  as  incurred.
               Advertising expense was immaterial to the Partnership during the years ended December 31, 2000, 1999 and 1998.

          J)   Statements of Cash Flows
               ------------------------

               For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

2.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties IV owns and operates commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida.

3.        Tender Offers
          -------------

          On November 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the First Tender Offer. The First Tender Offer expired February 19, 1999, at which time 1,259 Units were tendered pursuant to the First Tender Offer. The Partnership repurchased 600 Units and ORIG, LLC purchased 659 Units at a total cost of $258,095 plus offering expenses.

          On July 28, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was extended to December 8, 1999. A total of 2,245 Units were tendered, pursuant to the Second Tender Offer, and the Offerors accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 1,745 Units at a total cost of $460,225 plus offering expenses.

          On September 22, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a third tender offer (the "Third Tender Offer") to purchase up to 200 of the Partnership's limited partnership Units at a price of $205 per Unit as of the date of the Third Tender Offer. The expiration date of the Third Tender Offer was December 22, 2000. A total of 3,092 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC purchased 2,992 Units at a total cost of $633,860 plus offering expenses.

          -------------------------

          The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units.

4.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                                         2000            1999
                                                         ----            ----
           Land and improvements                     $  3,247,261   $  3,247,261

           Buildings, improvements and amenities       12,066,027     12,029,272
                                                    ------------   ------------
             Total land, buildings and amenities       15,313,288     15,276,533

           Less accumulated depreciation                8,405,673      7,975,417
                                                     ------------   ------------
             Land, buildings and amenities, net      $  6,907,615   $  7,301,116
                                                     ============   ============

5.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:


                                                          2000          1999
                                                          ----          ----
           Mortgage payable with an insurance
           company, bearing interest at a fixed
           rate of 8.8%, payable in monthly
           installments through October 1, 2004,
           secured by land and building.             $  1,417,758   $  1,715,679

           Mortgage payable with an insurance
           company, bearing interest at a fixed
           rate of 7.15%, payable in monthly
           installments through January 5,  2013,
           secured by land, buildings and amenities.    1,756,662      1,845,116

           Mortgage payable with an insurance
           company, bearing interest at a fixed
           rate of 7.15%, payable in monthly
           installments through January 5, 2013,
           secured by land, buildings and amenities.    1,672,258      1,756,462
                                                     ------------   ------------
                                                     $  4,846,678   $  5,317,257
                                                     ============   ============

          Scheduled maturities of debt are as follows:


                   For the Years Ended December 31,             Amount
                   --------------------------------             ------

                               2001                          $   510,637
                               2002                              554,140
                               2003                              601,386
                               2004                              579,587
                               2005                              246,597
                            Thereafter                         2,354,331
                                                             -----------
                                                             $ 4,846,678
                                                             ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,800,000.

6.        Rental Income Under Operating Lease
          -----------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:


                   For the Years Ended December 31,             Amount
                   --------------------------------             ------
                               2001                          $ 1,065,071
                               2002                            1,016,452
                               2003                              968,283
                               2004                              694,339
                               2005                              116,706
                            Thereafter                            33,216
                                                             -----------
                                                             $ 3,894,067
                                                             ===========


7.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

          The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                  For the Twelve Months Ended
                                                          December 31,
                                                          ------------
                                                  2000        1999        1998
                                                  ----        ----        ----

           Property management fees            $ 137,432   $ 130,281   $ 130,044
                                               ---------   ---------   ---------
           Property management                   249,007     286,325     220,096
           Leasing                                69,283      88,011      86,970
           Administrative - operating             61,442      30,125      29,820
           Other                                   7,285      12,881      21,481
                                               ---------   ---------   ---------
            Total operating expenses
               - affiliated                      387,017     417,342     358,367
                                               ---------   ---------   ---------
           Professional and administrative
             expenses - affiliated                91,772     116,320     110,494
                                               ---------   ---------   ---------

           Repairs and maintenance fee            13,448      15,827      15,069
           Leasing commissions                    10,022      19,607       6,521
           Loan costs                               --          --         4,603
                                               ---------   ---------   ---------
           Total related party transactions
             capitalized                          23,470      35,434      26,193
                                               ---------   ---------   ---------
             Total related party transactions  $ 639,691   $ 699,377   $ 625,098
                                               =========   =========   =========

          --------------------------------------

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

8.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition or results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership.

9.        Segment Reporting
          -----------------

          The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

          The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership's management evaluates performance based on stand-alone operating segment net income.

          -----------------------------

                                                                              2000
                                                                              ----

                                                           Residential    Commercial       Total
                                                           -----------    ----------       -----
          Rental income                                     $1,185,725    $1,263,966    $2,449,691
          Other income                                           1,643         5,533         7,176
                                                            ----------    ----------    ----------
               Total revenues                               $1,187,368    $1,269,499    $2,456,867
                                                            ==========    ==========    ==========

          Operating expenses and operating expenses -
            affiliated                                      $  425,461    $  490,671    $  916,132
          Loss on disposal of assets                            36,067         7,153        43,220
          Interest expense                                     255,780       142,655       398,435
          Management fees                                       60,503        76,929       137,432
          Real estate taxes                                     59,211        53,316       112,527
          Depreciation expense                                 198,720       281,433       480,153
                                                            ----------    ----------    ----------
               Total expenses                                1,035,742     1,052,157     2,087,899
                                                            ----------    ----------    ----------
          Net income                                        $  151,626    $  217,342    $  368,968
                                                            ==========    ==========    ==========

          Land, buildings and amenities, net                $3,521,674    $3,353,903    $6,875,577
                                                            ==========    ==========    ==========

          Expenditures for land, buildings and amenities    $   24,900    $  111,088    $  135,988
                                                            ==========    ==========    ==========

          Segment liabilities                               $3,479,057    $1,466,546    $4,945,603
                                                            ==========    ==========    ==========



                                                                              1999
                                                                              ----

                                                            Residential    Commercial      Total
                                                            -----------    ----------      -----

          Rental income                                     $1,180,538    $1,118,309    $2,298,847
          Other income                                           2,035         6,134         8,169
                                                            ----------    ----------    ----------
               Total revenues                               $1,182,573    $1,124,443    $2,307,016
                                                            ==========    ==========    ==========

          Operating expenses and operating expenses -
            affiliated                                      $  405,128    $  548,451    $  953,579
          Loss on disposal of assets                            18,993        27,049        46,042
          Management fees                                       63,111        67,170       130,281
          Real estate taxes                                     60,728        52,107       112,835
          Depreciation and amortization                        192,105       252,188       444,293
                                                            ----------    ----------    ----------
               Total expenses                                  740,065       946,965     1,687,030
                                                            ----------    ----------    ----------
          Net income                                        $  442,508    $  177,478    $  619,986
                                                            ==========    ==========    ==========

          Land, buildings and amenities, net                $3,731,562    $3,531,401    $7,262,963
                                                            ==========    ==========    ==========

          Expenditures for land, buildings and amenities    $   95,600    $  228,083    $  323,683
                                                            ==========    ==========    ==========

          Segment liabilities                               $   53,855    $  145,141    $  198,996
                                                            ==========    ==========    ==========

          -----------------------------

                                                                              1998
                                                                              ----

                                                         Residential   Commercial      Total
                                                         -----------   ----------      -----

          Rental income                                  $1,065,776    $1,158,566    $2,224,342
          Other income                                        3,165         6,319         9,484
                                                         ----------    ----------    ----------
               Total revenues                            $1,068,941    $1,164,885    $2,233,826
                                                         ==========    ==========    ==========

          Operating expenses and operating expenses -
            affiliated                                   $  366,300    $  469,533    $  835,833
          Loss on disposal of assets                          8,952         1,814        10,766
          Management fees                                    57,712        72,332       130,044
          Real estate taxes                                  50,494        53,655       104,149
          Depreciation and amortization                     189,100       316,622       505,722
                                                         ----------    ----------    ----------
               Total expenses                               672,558       913,956     1,586,514
                                                         ----------    ----------    ----------
          Net income                                     $  396,383    $  250,929    $  647,312
                                                         ==========    ==========    ==========



          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                                   2000            1999            1998
                                                                   ----            ----            ----
          TOTAL REVENUES
          --------------
          Total revenues for reportable segments                $ 2,456,867    $ 2,307,016     $ 2,233,826
          Other income for Partnership                               37,534         38,713         200,394
          Eliminations                                                9,508         (9,084)        (83,311)
                                                                ------------   ------------    ------------
             Total consolidated revenues                        $ 2,503,909    $ 2,336,645     $ 2,350,909
                                                                ===========    ===========     ===========

          INTEREST EXPENSE
          ----------------
          Interest expense for reportable segments              $   398,435    $      --       $      --
          Interest expense for Partnership                             --          428,042         472,446
                                                                ------------   ------------    ------------
             Total interest expense                             $   398,435    $   428,042     $   472,446
                                                                ===========    ===========     ===========

          REAL ESTATE TAXES
          -----------------
          Total real estate taxes for reportable segments       $   112,527    $   112,835     $   104,149
          Real estate taxes for Partnership                            --             --               267
                                                                ------------   ------------    ------------
             Total real estate taxes                            $   112,527    $   112,835     $   104,416
                                                                ===========    ===========     ===========



          DEPRECIATION AND AMORTIZATION
          -----------------------------
          Total depreciation and amortization for reportable
            segments                                            $   480,153    $   444,293     $   505,722
          Depreciation and amortization for Partnership               6,116          3,424             734
                                                                ------------   ------------    ------------
             Total depreciation and amortization                $   486,269    $   447,717     $   506,456
                                                                ===========    ===========     ===========


          -----------------------------

                                                                    2000             1999            1998
                                                                    ----             ----            ----
          NET INCOME (LOSS)
          -----------------
          Total net income for reportable segments              $   368,968     $   619,986     $   647,312
          Net income (loss) for Partnership                        (136,265)       (607,774)       (459,887)
          Eliminations                                                3,692         (14,903)        (89,129)
                                                                ------------    ------------    ------------
             Total net income (loss)                            $   236,395     $    (2,691)    $    98,296
                                                                ============    ============    ============
          LAND, BUILDINGS AND AMENITIES
          -----------------------------
          Total land, buildings and amenities for reportable
            segments                                            $ 6,875,577     $ 7,262,963
          Partnership level                                          32,038          38,153
                                                                ------------    ------------
             Total land, buildings and amenities                $ 6,907,615     $ 7,301,116
                                                                ============    ============
          TOTAL EXPENDITURES
          ------------------
          Total expenditures for land, buildings and
            amenities for reportable segments                   $   135,988     $   323,683
          Expenditures for land, buildings and amenities for
            Partnership                                                --            13,716
                                                                ------------    ------------
          Total expenditures for land, buildings and
               amenities                                        $   135,988     $   337,399
                                                                ============    ============
          LIABILITIES
          Total liabilities for reportable segments             $ 4,945,603     $   198,996
          Liabilities for Partnership                                (5,288)      5,363,269
                                                                ------------    ------------
             Total liabilities                                  $ 4,940,315     $ 5,562,265
                                                                ============    ============

10.       Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                                            For the Quarters Ended
                                                            ----------------------
                2000                             March 31        June 30   September 30  December 31
                ----                             --------        -------   ------------  -----------

           Total revenues                        $ 841,926     $ 831,377    $ 863,095    $ 832,449
           Total expenses                          843,167       765,323      762,474      761,488
           Net income (loss)                        (1,241)       66,054      100,621       70,961
           Net income (loss) allocated to the
             limited partners                       (1,229)       65,393       99,615       70,252
           Net income (loss) per limited
             partnership Unit                        (0.05)         2.70         4.11         2.91


                                                                   For the Quarters Ended
                                                                   ----------------------
                1999                             March 31       June 30   September 30   December 31
                ----                             --------       -------   ------------   -----------

           Total revenues                        $ 854,518     $ 860,279    $ 814,296     $ 788,626
           Total expenses                          870,177       858,259      824,093       767,881
           Net income (loss)                       (15,659)        2,020       (9,797)       20,745
           Net income (loss) allocated to the
             limited partners                      (15,502)        2,000       (9,699)       20,537
           Net income (loss) per limited
             partnership Unit                        (0.62)         0.08        (0.39)         0.82


10.       Selected Quarterly Financial Data (Unaudited) - Continued
          ---------------------------------------------------------

          The  information  presented in the table above is based on  previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1B of the Partnership's consolidated financial statements for further information regarding the Partnership's change from the proportionate consolidation method to the equity method.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties IV, Ltd.:

We have audited the accompanying combined balance sheets of NTS-Properties IV, Ltd. Combined Joint Ventures (the "Combined Joint Ventures" as defined in Note 1 to these combined financial statements) as of December 31, 2000 and 1999, and the related combined statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Combined Joint Ventures' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001


                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                             COMBINED JOINT VENTURES
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                       2000               1999
                                                       ----               ----

ASSETS
------
Cash and equivalents                               $   330,716        $ 1,930,835
Cash and equivalents  - restricted                     132,158            188,908
Accounts receivable                                    199,447            166,979
Land, buildings and amenities, net                  35,289,634         33,603,232
Other assets                                         1,020,530            796,338
                                                   -----------        -----------
     TOTAL ASSETS                                  $36,972,485        $36,686,292
                                                   ===========        ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                  $17,133,857        $17,264,630
Accounts payable                                     1,136,086            938,396
Security deposits                                      366,656            288,820
Other liabilities                                      329,629            227,515
                                                   -----------        -----------
     TOTAL LIABILITIES                             $18,966,228        $18,719,361
                                                   ===========        ===========

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                    18,006,257         17,966,931
                                                   -----------        -----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY        $36,972,485        $36,686,292
                                                   ===========        ===========



The accompanying notes to combined financial statements are an integral part of these statements.


                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                             COMBINED JOINT VENTURES
                             -----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                             2000           1999           1998
                                                             ----           ----           ----
REVENUES
--------
Rental income                                            $ 8,833,624    $ 8,762,950    $10,018,809
Gain on sale of assets                                          --           94,347      4,464,689
Interest and other income                                    367,453         82,568         32,236
                                                         -----------    -----------    -----------
     TOTAL REVENUES                                        9,201,077      8,939,865    $14,515,734
                                                         -----------    -----------    -----------
EXPENSES
--------
Operating expenses                                         2,136,357      1,958,679      2,139,730
Operating expenses - affiliated                              953,257      1,026,600        976,790
Loss on disposal of assets                                   279,835        177,950         35,022
Interest expense                                           1,261,036      1,451,607      1,894,261
Management fees                                              503,273        493,604        563,648
Real estate taxes                                            772,321        811,197        839,151
Professional and administrative expenses - affiliated        550,000        410,000        570,000
Depreciation and amortization                              1,752,102      1,652,942      1,881,278
                                                         -----------    -----------    -----------
    TOTAL EXPENSES                                         8,208,181      7,982,579      8,899,880
                                                         -----------    -----------    -----------
Income before extraordinary item                             992,896        957,286      5,615,854
Extraordinary item - early extinguishment of debt               --             --          862,612
                                                         -----------    -----------    -----------
Net income                                               $   992,896    $   957,286    $ 4,753,242
                                                         ===========    ===========    ===========



The accompanying notes to combined financial statements are an integral part of these statements.


                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                             COMBINED JOINT VENTURES
                             -----------------------

                        STATEMENTS OF PARTNERS' EQUITY(1)
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                    PARTNERS'
                                                                     EQUITY
                                                                     ------

PARTNERS' EQUITY
----------------
Balance at December 31, 1997                                 $     14,858,976

   Net income                                                       4,753,242

   Distributions declared                                          (4,232,760)

   Capital contributions                                              583,168
                                                             -----------------
Balance at December 31, 1998                                       15,962,626

   Net income                                                         957,286

   Distributions declared                                          (1,701,581)

   Capital contributions                                            2,748,600
                                                             -----------------
Balance at December 31, 1999                                       17,966,931

   Net income                                                         992,896

   Distributions declared                                          (1,937,713)

   Capital contributions                                              984,143
                                                             -----------------
Balance at December 31, 2000                                 $     18,006,257
                                                             =================



(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to combined financial statements are an integral part of these statements.


                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                             COMBINED JOINT VENTURES
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                  2000            1999             1998
                                                                  ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                           $    992,896     $    957,286     $  4,753,242
Adjustments to reconcile net income (loss)  to net
  cash provided by operating activities:
Gain on sale of assets                                              --            (94,347)      (4,464,689)
Extraordinary item - early extinguishment of debt                   --               --            862,612
Loss on disposal of assets                                       279,835          177,950           35,022
Depreciation and amortization                                  1,792,204        1,682,627        1,881,278
Changes in assets and liabilities:
  Cash and equivalents - restricted                               56,750           20,966         (113,887)
  Accounts receivable                                            (32,468)          64,716          120,410
  Other assets                                                  (191,813)          40,897          104,859
  Accounts payable                                               197,690          (45,191)          26,201
  Security deposits                                               77,836           20,395           12,093
  Other liabilities                                              102,114           66,856          (63,012)
                                                            -------------    -------------    -------------
     Net cash provided by operating activities                 3,275,044        2,892,155        3,154,129
                                                            -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from the sale of assets                                    --            467,243        8,377,441
Additions to land, buildings and amenities                    (3,695,680)      (1,437,563)        (599,144)
                                                            -------------    -------------    -------------
     Net cash (used in) provided by investing activities      (3,695,680)        (970,320)       7,778,297
                                                            -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages  payable                                 1,300,327             --               --
Principal payments on mortgages payable                       (1,431,100)      (1,320,245)      (6,576,409)
Mortgage pre-payment penalty                                        --               --           (763,993)
Additions to loan costs                                          (95,140)            --               --
Cash distributions                                            (1,937,713)      (1,701,581)      (4,232,760)
Capital contributions                                            984,143        2,748,600          583,168
                                                            -------------    -------------    -------------
     Net cash used in financing activities                    (1,179,483)        (273,226)     (10,989,994)
                                                            -------------    -------------    -------------
     Net (decrease) increase in cash and equivalents        $ (1,600,119)    $  1,648,609     $    (57,568)

CASH AND EQUIVALENTS, beginning of year                        1,930,835          282,226          339,794
                                                            -------------    -------------    -------------
CASH AND EQUIVALENTS, end of year                           $    330,716     $  1,930,835     $    282,226
                                                            =============    =============    =============
Interest paid on a cash basis                               $  2,207,871     $  2,089,360     $  1,876,703
                                                            =============    =============    =============

The accompanying notes to combined financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------

                             COMBINED JOINT VENTURES
                             -----------------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Organization
               ------------

               The "Combined Joint Ventures" consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

               *    A 9.70% joint  venture  interest in The Willows of Plainview
                    Phase  II,  a  144-unit   luxury   apartment   community  in
                    Louisville, Kentucky.

               * A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

               * A 4.96% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

               * A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

               * A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

                    -    Lakeshore  Business  Center Phase I - a business center
                         -----------------------------------
                         with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore  Business Center Phase II - a business center
                         -----------------------------------
                         with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore Business Center Phase III - a business center
                         -----------------------------------
                         with approximately 39,000 net rentable feet located in Fort Lauderdale, Florida.

          B)   Combination Policy
               ------------------

               The Combined Joint  Ventures'  financial  statements  include the
               accounts   of  all   joint   ventures   considered   significant.
               Intercompany transactions and balances have been eliminated.

          C)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               For each of the joint ventures, the net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term Net Cash Flow for any period shall mean the excess, if any of (A) the sum of ( i ) the gross receipts of the joint venture properties for such period, other than capital contributions plus ( ii ) any funds released by the Partners for previously established reserves (referred to in clause (B) ( iv ) below), over (B) the sum of ( i ) all cash operating expenses paid by the joint venture properties during such period in the course of business, ( ii ) capital expenditures paid in cash during such period, ( iii ) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture properties and ( iv ) reserves for contingent liabilities and future expenses of the joint venture properties as established by the Partners; provided, however, that the amounts referred to in
               (B) ( i ), ( ii ) and ( iii ) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage interest means that percentage which the capital contribution of a Partner bears to the aggregate capital contributions of all the Partners.

               Net income or loss is  allocated  between  the  Partners  in each
               joint  venture   pursuant  to  each   respective   joint  venture
               agreement.

          D)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

          E)   Basis of Property and Depreciation
               ----------------------------------

               Land, buildings and amenities are stated at historical cost less accumulated depreciation to the joint ventures. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          F)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               The joint ventures generally recognize revenue in accordance with each tenant's respective lease agreement. Certain of the joint venture' lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $75,132 and $65,941 at December 31, 2000 and 1999, respectively.

               All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

          G)   Advertising
               -----------

               The  joint  ventures  expense   advertising  costs  as  incurred.
               Advertising expense was immaterial to the joint ventures during the years ended December 31, 2000, 1999 and 1998.

          H)   Statements of Cash Flows
               ------------------------

               For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

2.        Concentration of Credit Risk
          ----------------------------

               The combined joint ventures own and operate commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. Substantially all of the tenant's are local businesses or are businesses which have operations in the location in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The combined joint ventures also own and operate two residential properties, one in Louisville, Kentucky and one in Orlando, Florida.

3.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the joint ventures' investment in property held for lease as of December 31:


                                                          2000         1999
                                                          ----         ----

           Land and improvements                      $16,582,694   $15,009,004
           Buildings, improvements and amenities       47,083,933    45,569,072
                                                      -----------   -----------
             Total land, buildings and amenities       63,666,627    60,578,076

           Less accumulated depreciation               28,376,993    26,974,844
                                                      -----------   -----------
             Land, buildings and amenities, net       $35,289,634   $33,603,232
                                                      ===========   ===========

4.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:


                                                          2000          1999
                                                          ----          ----
          Mortgage payable with an insurance
          company,bearing interest at a fixed
          rate of 8.125%, due in monthly
          installments through August 1, 2008,
          secured by land and a building.              $ 4,483,083  $ 4,888,353

          Mortgage payable with an insurance
          company, bearing interest at a fixed
          rate of 8.125%, due in monthly
          installments through August 1, 2008,
          secured by land ,buildings and amenities.      4,166,849    4,543,531

          Mortgage payable with an insurance
          company, bearing interest at a fixed
          rate of 8.5%, due in monthly
          installments through November 15, 2005,
          secured by land, buildings and amenities.      2,697,393    3,121,473

          Mortgage payable to a bank, bearing
          interest at a variable rate based on
          LIBOR daily rate plus 2.3%,
          which was 9.121% at December 31, 2000,
          due September 8, 2003, secured by land
          and a building.                               1,300,327          --

          Mortgage payable with an insurance
          company, bearing interest at a fixed
          rate of 7.2%, due in monthly
          installments through January 5, 2013,
          secured by land, buildings and amenities.      2,808,716    2,949,626

          Mortgage payable with an insurance
          company, bearing interest at a fixed
          rate of 7.2%, due in monthly
          installments through January 5, 2013,
          secured by land, buildings and amenities.      1,677,489    1,761,647
                                                       -----------  -----------
                                                       $17,133,857  $17,264,630
                                                       ===========  ===========

          Scheduled maturities of debt are as follows:


               For the Years Ended December 31,                Amount
               --------------------------------                ------
                          2001                              $ 1,551,289
                          2002                                1,711,301
                          2003                                1,855,290
                          2004                                2,008,485
                          2005                                2,118,496
                       Thereafter                             7,888,996
                                                            -----------
                                                            $17,133,857
                                                            ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $17,125,000.

5.        Rental Income Under Operating Leases
          ------------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:


              For the Years Ended December 31,                Amount
              --------------------------------                ------
                         2001                               $ 3,462,011
                         2002                                 2,487,947
                         2003                                 1,844,661
                         2004                                 1,401,322
                         2005                                   674,888
                      Thereafter                                 36,757
                                                            -----------
                                                            $ 9,907,586
                                                            ===========

6.        Related Party Transactions
          --------------------------

          Pursuant to an agreement with the partnerships which formed the joint ventures, NTS Development Company, an affiliate of the General Partner of the partnerships, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Under a similar agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

          The combined joint ventures were charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                                   For the Years Ended
                                                       December 31,
                                                       ------------
                                                2000         1999         1998
                                                ----         ----         ----

          Property management fees          $  503,273   $  493,604   $  563,648
                                            ----------   ----------   ----------
          Property management                  577,929      557,139      682,166
          Leasing                              199,458      260,283      188,363
          Administrative - operating           169,549      204,708       79,231
          Other                                  6,321        4,470       27,030
                                            ----------   ----------   ----------
               Total operating expenses
                - affiliated                   953,257    1,026,600      976,790
                                            ----------   ----------   ----------
          Professional and administrative
                expenses - affiliated          550,000      410,000      570,000
                                            ----------   ----------   ----------
          Repairs and maintenance fee          197,753       62,752       23,424
          Leasing commissions                  118,238      106,132       78,040
          Other                                    38         --           4,898
                                            ----------   ----------   ----------
               Total related party
                transactions capitalized       316,029      168,884      106,362
                                            ----------   ----------   ----------
          Total related party transactions  $2,322,559   $2,099,088   $2,216,800
                                            ==========   ==========   ==========

7.        Sale of Asset
          -------------

          On October 6, 1998 pursuant to a contract executed on September 8, 1998, the L/U II Joint Venture sold the University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt, recorded on the joint venture's books of approximately $5,933,000, on University Business Center Phase II (including interest and pre-payment penalty). L/U II Joint Venture reflected a gain of approximately $4,465,000 associated with this sale for the year ended December 31, 1998.

          On July 23, 1999, the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The L/U II Joint Venture reflects a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999. The net proceeds from the land sale were used to help fund the construction of Lakeshore Buinsess Center Phase III.

8.        Commitments and Contingencies
          -----------------------------

          The combined joint ventures, as owners of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by the combined joint ventures with existing laws has not had a material adverse effect on the combined joint ventures' financial condition and results of operations. However, the combined joint ventures cannot predict the impact of new or changed laws or regulations on the currently owned properties or on properties that may be acquired in the future.

          The combined joint ventures do not believe there is any litigation threatened against the joint ventures other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the combined joint ventures.

          As of December 31, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. This commitment will be funded from debt financing. The L/U II Joint Venture has incurred approximately $77,000 of this cost as of December 31, 2000.

          The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000.

9.        Segment Reporting
          -----------------

          The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the combined joint ventures' management internally reports financial information for the purposes of assisting in making internal operating decisions. Management evaluates performance based on stand-alone operating segment net income.


                                                                              2000
                                                                              ----

                                                             Residential    Commercial       Total
                                                             -----------    ----------       -----
          Rental income                                     $  4,279,702  $  4,553,922   $  8,833,624
          Other income                                           310,145        57,308        367,453
                                                            ------------  ------------   ------------
             Total revenues                                 $  4,589,847  $  4,611,230   $  9,201,077
                                                            ============  ============   ============

          Operating expenses and operating expenses -
            affiliated                                      $  1,633,081  $  1,456,533   $  3,089,614
          Loss on disposal of assets                             119,406       160,429        279,835
          Interest expense                                       332,422       928,614      1,261,036
          Management fees                                        229,668       273,605        503,273
          Real estate taxes                                      348,429       423,892        772,321
          Professional and administrative - affiliated           110,000       440,000        550,000
          Depreciation and amortization                          704,555     1,047,547      1,752,102
                                                            ------------  ------------   ------------
             Total expenses                                    3,477,561     4,730,620      8,208,181
                                                            ------------  ------------   ------------
          Net income (loss)                                 $  1,112,286  $   (119,390)  $    992,896
                                                            ============  ============   ============
          Land, buildings and amenities, net                $ 13,229,528  $ 22,060,106   $ 35,289,634
                                                            ============  ============   ============
          Expenditures for land, buildings and amenities    $    252,272  $  3,443,408   $  3,695,680
                                                            ============  ============   ============
          Segment liabilities                               $  4,941,810  $ 14,024,418   $ 18,966,228
                                                            ============  ============   ============


          -----------------------------

                                                                            1999
                                                                            ----

                                                           Residential    Commercial      Total
                                                           -----------    ----------      -----

          Rental income                                    $ 4,314,848   $ 4,448,102   $ 8,762,950
          Other income                                           6,850        75,718        82,568
          Gain on sale of assets                                  --          94,347        94,347
                                                           -----------   -----------   -----------
               Total revenues                              $ 4,321,698   $ 4,618,167   $ 8,939,865
                                                           ===========   ===========   ===========

          Operating expenses and operating expenses -
            affiliated                                     $ 1,508,367   $ 1,476,912   $ 2,985,279
          Loss on disposal of assets                           159,656        18,294       177,950
          Interest expense                                     348,106     1,103,501     1,451,607
          Management fees                                      222,093       271,511       493,604
          Real estate taxes                                    353,908       457,289       811,197
          Professional and administrative - affiliated         150,000       260,000       410,000
          Depreciation and amortization                        675,239       977,703     1,652,942
                                                           -----------   -----------   -----------
               Total expenses                                3,417,369     4,565,210     7,982,579
                                                           -----------   -----------   -----------
          Net income                                       $   904,329   $    52,957   $   957,286
                                                           ===========   ===========   ===========
          Land, buildings and amenities, net               $13,801,218   $19,802,014   $33,603,232
                                                           ===========   ===========   ===========
          Expenditures for land, buildings and amenities   $   505,709   $   931,854   $ 1,437,563
                                                           ===========   ===========   ===========
          Segment liabilities                              $ 5,157,401   $13,561,960   $18,719,361
                                                           ===========   ===========   ===========





                                                                          1998
                                                                          ----

                                                           Residential    Commercial       Total
                                                           -----------    ----------       -----

          Rental income                                    $ 4,370,432   $ 5,648,377   $10,018,809
          Other income                                           5,697        26,539        32,236
          Gain on sale of assets                                  --       4,464,689     4,464,689
                                                           -----------   -----------   -----------
               Total revenues                              $ 4,376,129   $10,139,605   $14,515,734
                                                           ===========   ===========   ===========

          Operating expenses and operating expenses -
            affiliated                                     $ 1,598,089   $ 1,518,431   $ 3,116,520
          Loss on disposal of assets                            34,390           632        35,022
          Interest expense                                     367,619     1,526,642     1,894,261
          Management fees                                      219,239       344,409       563,648
          Real estate taxes                                    338,472       500,679       839,151
          Professional and administrative - affiliated          90,000       480,000       570,000
          Depreciation and amortization                        654,378     1,226,900     1,881,278
                                                           -----------   -----------   -----------
               Total expenses                                3,302,187     5,597,693     8,899,880
                                                           -----------   -----------   -----------
          Net income before extraordinary item             $ 1,073,942   $ 4,541,912   $ 5,615,854
          Extraordinary item                                      --         862,612       862,612
                                                           -----------   -----------   -----------
          Net income                                       $ 1,073,942   $ 3,679,300   $ 4,753,242
                                                           ===========   ===========   ===========


Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial Disclosures
          ---------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Associates IV are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 59) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

NTS Sub-Partnership IV
----------------------

NTS Sub-Partnership IV is a Kentucky limited partnership whose primary business purpose is to acquire, own and hold interest in NTS-Properties Associates IV. The partners of NTS Sub-Partnership IV include various management personnel of NTS Corporation and its affiliates.

Alliance Realty Corporation
---------------------------

Alliance Reality Corporation was formed in September 1982, and is a wholly-owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolaus & Company, Inc., which acted as the Dealer Manager in connection with the offering for the interests.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin, and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 47), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of

--------------------------

the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.    Management Remuneration and Transactions
            ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 7 to the consolidated financial statements which sets forth transactions with affiliates to the General Partner for the years ended December 31, 2000, 1999 and 1998.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1D to the consolidated financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 2001.

         ORIG, LLC                                  6,459 Units (26.79%)
         10172 Linn Station Rd.
         Louisville, Kentucky 40223

Item 12.    Security  Ownership  of Certain  Beneficial  Owners and Management -
            --------------------------------------------------------------------
            Continued
            ---------

ORIG, LLC is a Kentucky limited liability  company,  the members of which are J.
D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates V, the General Partner of the Partnership.

The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Associates IV are as follows:

         J. D. Nichols                               69.69%
         10172 Linn Station Road
         Louisville, Kentucky 40223

         NTS Sub-Partnership IV                      30.00%
         10172 Linn Station Road
         Louisville, Kentucky 40223

         NTS Capital Corporation                     00.30%
         10172 Linn Station Road
         Louisville, Kentucky 40223

         Alliance Realty Corporation                 00.01%
         500 North Broadway
         St. Louis, Missouri 63102

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of the Partnership's limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish the Partnership with copies of all forms filed with the SEC.

To the Partnership's knowledge, based solely on its review of the copies for the forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Partnership believes that ORIG, LLC was late in filing one Form 4 relating to one purchase of the Partnership's limited partnership interests in connection with a tender offer made during 2000.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                              For the Year Ended
                                                                  December 31,
                                                                  ------------

                                                           2000       1999       1998
                                                           ----       ----       ----

 Property management fees                                $137,432   $130,281   $130,044
                                                         --------   --------   --------
 Property management                                      249,007    286,325    220,096
 Leasing                                                   69,283     88,011     86,970
 Administrative - operating                                61,442     30,125     29,820
 Other                                                      7,285     12,881     21,481
                                                         --------   --------   --------
      Total operating expenses - affiliated               387,017    417,342    358,367
                                                         --------   --------   --------
 Professional and administrative expenses - affiliated     91,772    116,320    110,494
                                                         --------   --------   --------

 Repairs and maintenance fee                               13,448     15,827     15,069
 Leasing commissions                                       10,022     19,607      6,521
 Loan costs                                                  --         --        4,603
                                                         --------   --------   --------
 Total related party transactions capitalized              23,470     35,434     26,193
                                                         --------   --------   --------
     Total related party transactions                    $639,691   $699,377   $625,098
                                                         ========   ========   ========


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

                                     PART IV
                                     -------

Item 14.  Exhibits, Consolidated  Financial Statements Schedules, and Reports on
          ----------------------------------------------------------------------
          Form 8-K
          --------

1.        Consolidated Financial Statements
          ---------------------------------

          The consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 along with the report from Arthur Andersen, LLP dated March 9, 2001, appear in Part II, Item 8. The following schedules should be read in conjunction with those consolidated financial statements.

2.        Consolidated Financial Statement Schedules
          ------------------------------------------

          Schedules:                                                  Page No.
          ----------                                                  --------

          III-Real Estate and Accumulated Depreciation

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.        Exhibits
          --------

          Exhibit No.                                                 Page No.
          -----------                                                 --------

          3.     Amended and Restated Agreement and Certificate          *
                 of Limited Partnership of NTS-Properties IV

          10.   Property Management Agreement and Construction           *
                Management Agreement between NTS Development
                Company and NTS-Properties IV

          * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S- 11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

4.        Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 2000.



                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------



                                              Commonwealth    Plainview Point   The Willows of
                                             Business Center   Office Center       Plainview
                                                Phase I       Phases I and II       Phase I             Total
                                                -------       ---------------       -------             -----
Encumbrances                                      (A)              None               (B)

Initial cost to partnership:
     Land                                     $   928,867       $   356,048       $ 1,798,292       $ 3,083,207
     Buildings and improvements                 1,419,653         2,214,001         5,447,513         9,081,167

Cost capitalized subsequent to
  acquisition:
     Improvements (net of  retirements)         1,784,225         1,066,739           271,039         3,122,003

Gross amount at which carried
  December 31, 2000: (C)
     Land                                     $   949,932       $   455,804       $ 1,841,525       $ 3,247,261
     Buildings and improvements                 3,182,813         3,180,984         5,675,319        12,039,116
                                              -----------       -----------       -----------       -----------
     Total (E)                                $ 4,132,745       $ 3,636,788       $ 7,516,844       $15,286,377
                                              ===========       ===========       ===========       ===========

Accumulated depreciation                      $ 2,638,604       $ 1,763,827       $ 3,995,170       $ 8,397,601
                                              ===========       ===========       ===========       ===========

Date of construction                              06/84             N/A              03/85

Date acquired                                      N/A             04/84               N/A

Life at which depreciation in
  latest income statement is                       (D)               (D)               (D)
  computed



(A)  First mortgage held by an insurance company.
(B)  First mortgage held by two insurance companies.
(C)  Aggregate cost of real estate for tax purposes is $15,277,131.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 3-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.
(E)

      Total gross cost at December 31, 2000                      $ 15,286,377
       Additions to Partnership for computer hardware
        and software in 1998 and 1999                                  26,911
                                                                 -------------
      Balance at December 31, 2000                                 15,313,288
        Less accumulated depreciation                              (8,397,601)
        Less accumulated depreciation for computer
         hardware and  software                                        (8,072)
                                                                 -------------
      Land, buildings and amenities, net at December 31, 2000    $  6,907,615
                                                                 =============

                                NTS-PROPERTIES IV
                                -----------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------



                                         Real                Accumulated
                                        Estate              Depreciation
                                        ------              ------------

Balance at December 31, 1997         $ 14,921,050          $  7,233,086

Additions during period:
     Improvements                         275,064                  --
     Depreciation (a)                        --                 494,790

Deductions during period:
     Retirements                         (119,056)             (108,290)
                                     -------------         -------------
Balance at December 31, 1998           15,077,058             7,619,586

Additions during period:
     Improvements                         337,399                  --
     Depreciation (a)                        --                 447,713

Deductions during period:
      Retirements                        (137,924)              (91,882)
                                     -------------         -------------
Balance at December 31, 1999           15,276,533             7,975,417

Additions during period:
      Improvements                        135,988                  --
      Depreciation (a)                       --                 486,269

Deductions during period:
      Retirements                         (99,233)              (56,013)
                                     -------------         -------------
Balance at December 31, 2000         $ 15,313,288          $  8,405,673
                                     =============         =============



(a) The additions to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties IV has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NTS-PROPERTIES IV,  LTD.
                                    --------------------------------------------
                                                   (Registrant)

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


Date: April 6, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

        Signature                                      Title
        ---------                                      -----

/s/ J. D. Nichols
----------------------------
J. D. Nichols                            General Partner of NTS-Properties
                                         Associates IV and Chairman of the Board
                                         and Sole Director of NTS Capital
                                         Corporation

/s/ Brian F. Lavin
----------------------------
Brian F. Lavin                           President and Chief Operating Officer
                                         of NTS Capital Corporation

/s/ Gregory A. Wells
----------------------------
Gregory A. Wells                         Senior Vice President and Chief
                                         Financial Officer of NTS Capital
                                         Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.