Form 10-Q
period 2001-03-31
NTS PROPERTIES IV
filed 2001-05-15
CIK 719589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                         0-11655
                       ---------------------------------------------------------

                             NTS-PROPERTIES IV, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Kentucky                                      61-1026356
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


   10172 Linn Station Road
     Louisville, Kentucky                                40223
---------------------------------           ------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                      Pages
                                                                      -----

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2001 and December 31, 2000    3

          Statement of Partners' Equity as of March 31, 2001           3

          Statements of Operations for the Three Months Ended
                   March 31, 2001 and 2000                             4

          Statements of Cash Flows for the Three Months Ended
                   March 31, 2001 and 2000                             5

          Notes to Financial Statements                                6-12

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 13-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   19

                             PART II
                             -------

Item 1.   Legal Proceedings                                            20

Item 2.   Changes in Securities                                        20

Item 3.   Defaults Upon Senior Securities                              20

Item 4.   Submission of Matters to a Vote of Security Holders          20

Item 5.   Other Information                                            20

Item 6.   Exhibits and Reports on Form 8-K                             20

Signatures                                                             21

PART I.    FINANCIAL INFORMATION
           ---------------------
Item 1.    Financial Statements
           --------------------


                                                       NTS-PROPERTIES IV, LTD.
                                                       -----------------------
                                                           BALANCE SHEETS
                                                           --------------


                                                                                As of                   As of
                                                                            March 31, 2001        December 31, 2000*
                                                                        ----------------------  ----------------------
                                                                             (UNAUDITED)
ASSETS
------
Cash and equivalents                                                   $               504,140 $               389,963
Cash and equivalents - restricted                                                       83,301                  39,544
Accounts receivable                                                                    152,175                 230,025
Land, buildings and amenities, net                                                   6,804,277               6,907,615
Investment in and advances to joint ventures                                           900,403                 850,089
Other assets                                                                           200,787                 198,284
                                                                        ----------------------  ----------------------

     TOTAL ASSETS                                                      $             8,645,083 $             8,615,520
                                                                        ======================  ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                             $             4,754,646 $             4,846,678
Accounts payable                                                                        51,054                  39,176
Security deposits                                                                       30,635                  31,035
Other liabilities                                                                       84,339                  23,426
                                                                        ----------------------  ----------------------

     TOTAL LIABILITIES                                                               4,920,674               4,940,315

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                                     3,724,409               3,675,205
                                                                        ----------------------  ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $             8,645,083 $             8,615,520
                                                                        ======================  ======================




                                                    STATEMENT OF PARTNERS' EQUITY
                                                    -----------------------------


                                                           Limited                General
                                                           Partners               Partner                 Total
                                                     --------------------   --------------------   --------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs         $          25,834,899  $                  --  $          25,834,899
Net income - prior year                                           617,220                  6,236                623,456
Net income - current year                                          48,710                    492                 49,202
Cash distributions declared to date                           (21,586,280)              (218,253)           (21,804,533)
Repurchase of limited partnership Units                          (978,615)                    --               (978,615)
                                                     --------------------   --------------------   --------------------

BALANCES AT MARCH 31, 2001                          $           3,935,934  $            (211,525) $           3,724,409
                                                     ====================   ====================   ====================



* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001.

The accompanying notes to financial statements are an integral part of these statements.


                                                       NTS-PROPERTIES IV, LTD.
                                                       -----------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                      ---------------------------------------------------
                                                                                2001                       2000
                                                                      -------------------------  ------------------------
REVENUES
--------
Rental income                                                        $                  599,429 $                 623,808
Income (loss) from investment in joint ventures                                          18,588                    (1,578)
Interest and other income                                                                 5,882                     5,076
                                                                      -------------------------  ------------------------

     TOTAL REVENUES                                                                     623,899                   627,306
                                                                      -------------------------  ------------------------

EXPENSES
--------
Operating expenses                                                                      120,418                   160,820
Operating expenses - affiliated                                                          93,313                    92,700
Loss on disposal of assets                                                                2,138                    36,067
Interest expense                                                                         92,752                   101,776
Management fees                                                                          33,137                    33,110
Real estate taxes                                                                        28,707                    28,038
Professional and administrative expenses                                                 39,598                    30,816
Professional and administrative expenses - affiliated                                    42,551                    28,020
Depreciation and amortization                                                           122,083                   117,200
                                                                      -------------------------  ------------------------

     TOTAL EXPENSES                                                                     574,697                   628,547
                                                                      -------------------------  ------------------------

Net income (loss)                                                    $                   49,202 $                  (1,241)
                                                                      =========================  ========================

Net income (loss) allocated to the limited partners                  $                   48,710 $                  (1,229)
                                                                      =========================  ========================

Net income (loss) per limited partnership Unit                       $                     2.02 $                  (0.05)
                                                                      =========================  ========================

Weighted average number of limited partnership Units                                     24,109                    24,209
                                                                      =========================  ========================



The accompanying notes to financial statements are an integral part of these statements.


                                                       NTS-PROPERTIES IV, LTD.
                                                       -----------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                    ---------------------------------------
                                                                                           2001                 2000
                                                                                    -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                                  $             49,202 $            (1,241)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Loss on disposal of assets                                                                    2,138              36,067
    Depreciation and amortization                                                               132,440             127,276
    (Income) loss from investment in joint ventures                                             (18,588)              1,578
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                                         (43,757)            (22,739)
      Accounts receivable                                                                        77,850              78,997
      Other assets                                                                              (12,858)            (33,168)
      Accounts payable                                                                           11,878             (77,209)
      Security deposits                                                                            (400)             (1,968)
      Other liabilities                                                                          60,913              26,925
                                                                                    -------------------  ------------------

     Net cash provided by operating activities                                                  258,818             134,518
                                                                                    -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                                      (20,883)            (52,452)
Investment in and advances (to) from joint ventures                                             (31,726)            (68,324)
                                                                                    -------------------  ------------------

     Net cash used in investing activities                                                      (52,609)           (120,776)
                                                                                    -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                                                        (123,774)           (114,067)
Increase in mortgages payable                                                                    31,742                  --
                                                                                    -------------------  ------------------

     Net cash used in financing activities                                                      (92,032)           (114,067)
                                                                                    -------------------  ------------------

     Net increase (decrease) in cash and equivalents                                            114,177            (100,325)

CASH AND EQUIVALENTS, beginning of period                                                       389,963             376,784
                                                                                    -------------------  ------------------

CASH AND EQUIVALENTS, end of period                                                $            504,140 $           276,459
                                                                                    ===================  ==================

Interest paid on a cash basis                                                      $             91,641 $           101,348
                                                                                    ===================  ==================



The accompanying notes to financial statements are an integral part of these statements.

                             NTS-PROPERTIES IV, LTD.
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the NTS-Properties IV, Ltd.'s (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2001 and 2000.

1.        Basis of Presentation and Joint Venture Accounting
          --------------------------------------------------

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

1.        Basis of Presentation and Joint Venture Accounting - Continued
          --------------------------------------------------------------

          The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

2.        Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties IV, Ltd. owns and operates commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida.

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

5.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is $15,277,131.

          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2001 and year ended December 31, 2000 did not result in an impairment loss.

6.        Investment in Joint Ventures
          ----------------------------

          The unconsolidated subsidiaries of NTS-Properties IV, Ltd. consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

          o    A 9.70% joint venture  interest in The Willows of Plainview Phase
               II,  a  144-unit  luxury   apartment   community  in  Louisville,
               Kentucky.

          o A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

          o A 4.96% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

          o A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

          o A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

               o Lakeshore Business Center Phase I - a business center with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

               o Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

               o Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable feet located in Fort Lauderdale, Florida.

          For the three months ended March 31, 2001 and 2000, the unconsolidated
          subsidiaries   had  total  revenues  of  $2,310,967  and   $2,169,925,
          respectively and net income of $304,065 and $222,639, respectively.

7.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:


                                                             March 31, 2001            December 31, 2000
                                                       --------------------------   ------------------------
          Mortgage payable to an insurance company,
          bearing interest at a fixed rate of 8.8%, due
          October 1, 2004, secured by land and a building. $            1,339,107    $             1,417,758

          Mortgage payable to an insurance company,
          bearing interest at a fixed rate of 7.15%, due
          January 5, 2013, secured by land, building and
          amenities.                                                    1,733,545                  1,756,662

          Mortgage payable to an insurance company,
          bearing interest at a fixed rate of 7.15%, due
          January 5, 2013, secured by land, buildings and
          amenities.                                                    1,650,252                  1,672,258

          Note payable to a bank, bearing interest at a
          rate of Prime, due March 27, 2003, secured by
          land buildings, and amenities.                                   31,742                         --
                                                       --------------------------   ------------------------

                                                      $                 4,754,646  $               4,846,678
                                                       ==========================   ========================



          Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,812,000.

8.        Related Party Transactions
          --------------------------

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

          The Partnership was charged the following amounts from NTS Development Company for the three months ended March 31, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          --------------------------------------


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     ---------------------------------------------
                                                                             2001                     2000
                                                                     --------------------      -------------------
Property management fees                                          $                33,137   $               33,110
                                                                     --------------------      -------------------

Property management                                                                65,689                   61,352
Leasing                                                                            11,462                   14,681
Administrative - operating                                                         15,154                   15,519
Other                                                                               1,008                    1,148
                                                                     --------------------      -------------------

     Total operating expenses - affiliated                                         93,313                   92,700
                                                                     --------------------      -------------------

Professional and administrative expenses - affiliated                              42,551                   28,020
                                                                     --------------------      -------------------

Repairs and maintenance fee                                                           282                    9,139
Leasing commissions                                                                    --                    2,911
                                                                     --------------------      -------------------

     Total related party transactions capitalized                                     282                   12,050
                                                                     --------------------      -------------------

Total related party transactions                                  $               169,283   $              165,880
                                                                     ====================      ===================



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

          As of March 31, 2001, the L/U II Joint Venture has a commitment for approximately $76,000 for tenant improvements on 8,139 square feet at Lakeshore Business Center Phase I. The Partnership's share of this commitment is approximately $8,300 and will be funded from cash flows.

          The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000. The Partnership's share of this project will be approximately $44,000 and will be funded from cash flows.

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



                                                                    Three Months Ended March 31, 2001
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $           282,077  $           317,352  $           599,429
Interest and other income                                             246                  948                1,194
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $           282,323  $           318,300  $           600,623
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $           107,878  $           105,853  $           213,731
Loss on disposal of assets                                          2,138                   --                2,138
Interest expense                                                   61,291               31,461               92,752
Management fees                                                    14,333               18,804               33,137
Real estate taxes                                                  15,105               13,602               28,707
Depreciation and amortization                                      50,584               69,970              120,554
                                                       ------------------   ------------------   ------------------

     Total expenses                                   $           251,329  $           239,690  $           491,019
                                                       ==================   ==================   ==================

     Net income                                       $            30,994  $            78,610  $           109,604
                                                       ==================   ==================   ==================




                                                                    Three Months Ended March 31, 2000
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $           291,842  $           331,966  $           623,808
Interest and other income                                             851                1,787                2,638
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $           292,693  $           333,753  $           626,446
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $            99,276  $           154,244  $           253,520
Loss on disposal of assets                                         36,067                   --               36,067
Interest expense                                                   63,159               36,690               99,849
Management fees                                                    14,935               18,175               33,110
Real estate taxes                                                  14,748               13,290               28,038
Depreciation and amortization                                      49,259               66,412              115,671
                                                       ------------------   ------------------   ------------------

     Total expenses                                   $           277,444  $           288,811  $           566,255
                                                       ==================   ==================   ==================

     Net income                                       $            15,249  $            44,942  $            60,191
                                                       ==================   ==================   ==================


          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months ended March 31, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.



                                                                          Three Months Ended March 31,
                                                              -----------------------------------------------------
                                                                        2001                         2000
                                                              ------------------------     ------------------------
NET REVENUES
------------
Total revenues for reportable segments                      $                  600,623   $                  626,446
Other income for Partnership                                                     4,688                        2,438
Eliminations                                                                    18,588                       (1,578)
                                                              ------------------------     ------------------------

     Total consolidated net revenues                        $                  623,899   $                  627,306
                                                              ========================     ========================

INTEREST EXPENSE
----------------
Total interest expense for reportable segments              $                   92,752   $                   99,849
Interest expense for Partnership                                                    --                        1,927
                                                              ------------------------     ------------------------

     Total interest expense                                 $                   92,752   $                  101,776
                                                              ========================     ========================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                                  $                  120,554   $                  115,671
Depreciation and amortization for Partnership                                    1,529                        1,529
Eliminations                                                                        --                           --
                                                              ------------------------     ------------------------

     Total depreciation and amortization                    $                  122,083   $                  117,200
                                                              ========================     ========================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                    $                  109,604   $                   60,191
Net loss for Partnership                                                       (36,373)                     (59,979)
Eliminations                                                                   (24,029)                      (1,453)
                                                              ------------------------     ------------------------

     Total net income (loss)                                $                   49,202   $                   (1,241)
                                                              ========================     ========================



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. Management's Analysis should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in Management's Analysis, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Investment in Joint Venture
---------------------------

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties and joint ventures as of March 31 were as follows:


                                                                                   Three Months Ended March 31,
                                                                           ---------------------------------------------
                                                                                 2001 (1)                   2000
                                                                           --------------------      -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (2)                                           86%                       93%
Plainview Point Office Center Phases I & II                                        78%                       78%
The Willows of Plainview Phase I (2)                                               87%                       93%

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

The Willows of Plainview Phase II (9.7%) (2)                                       86%                       91%

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (3.97%) (2)                                                  88%                       91%
Plainview Point III Office Center (4.96%)                                          98%                       87%

Property Owned in Joint Venture with NTS-Properties VII, Ltd. and
-----------------------------------------------------------------
NTS-Properties Plus Ltd. (Ownership % at March 31, 2001)
--------------------------------------------------------

Blankenbaker Business Center 1A (29.61%)                                           100%                     100%

Properties Owned through Lakeshore/University II Joint Venture
--------------------------------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I (3)                                              85%                       76%
Lakeshore Business Center Phase II(2) (3)                                          78%                       79%
Lakeshore Business Center Phase III (4)                                            28%                       N/A



                            (Footnotes on next page)

---------------------------------

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without additional financing. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.
(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 10.92% as of March 31, 2001and 11.93% as of March 31, 2000.
(4) Ownership percentage was 10.92% as of March 31, 2001and 11.93% as of March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The average occupancy levels at the Partnership's properties and joint ventures during the three months ended March 31 were as follows:


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                    ---------------------------------------------
                                                                                           2001                      2000
                                                                                    -------------------       -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center  Phase I (1)                                                   86%                       93%
Plainview Point Office Center Phases I & II                                                 78%                       78%
The Willows of Plainview Phase I (1)                                                        88%                       95%

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------
                                                                                            88%                       89%
The Willows of Plainview Phase II (9.7%) (1)

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (3.97%) (1)                                                           88%                       94%
Plainview Point III Office Center (4.96%)                                                   98%                       87%

Properties Owned in Joint Venture with NTS-Properties VII, Ltd. and
-------------------------------------------------------------------
 NTS-Properties Plus Ltd.  (Ownership % at March 31, 2001)
----------------------------------------------------------

Blankenbaker Business Center 1A (29.61%)                                                   100%                      100%

Properties Owned Through Lakeshore/ University II University
------------------------------------------------------------
 (L/U II Joint Venture)
 ----------------------

Lakeshore Business Center Phase I (2)                                                       84%                       76%
Lakeshore Business Center Phase II (2)                                                      78%                       78%
Lakeshore Business Center Phase III (3)                                                     22%                       N/A



(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Ownership percentage was 10.92% for the three months ended March 31, 2001, and 11.93% for the three months ended March 31, 2000.
(3) Ownership percentage was 10.92% for the three months ended March 31, 2001 and 11.93% for the three months ended March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

---------------------------------

Rental and other income generated by the Partnership's properties and joint ventures for the three months ended March 31, 2001 and 2000 were as follows:



                                                                                         Three Months Ended March 31,
                                                                                ----------------------------------------------
                                                                                         2001                    2000
                                                                                ----------------------   ---------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                                          $                182,449 $               188,793
Plainview Point Office Center Phases I & II                                   $                135,851 $               144,961
The Willows of Plainview Phase I                                              $                282,323 $               292,693

Property Owned in Joint Venture with NTS-Properties V
-----------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

The Willows of Plainview II (9.7%)                                            $                319,958 $               292,693

Properties Owned in Joint Venture with NTS-Properties VI
--------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (3.97%)                                                 $                719,388 $               760,165
Plainview Point III Office Center (4.96%)                                     $                236,229 $               197,239

Property Owned in Joint Venture with NTS-Properties VII, Ltd. and
-----------------------------------------------------------------
NTS-Properties Plus Ltd. (Ownership % at March 31, 2001)
--------------------------------------------------------

Blankenbaker Business Center 1A (29.61%)                                      $                238,497 $               200,177

Property Owned Through Lakeshore/University II Joint Venture
------------------------------------------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I   (1)                                       $                391,759 $               343,255
Lakeshore Business Center Phase II (1)                                        $                350,325 $               337,413
Lakeshore Business Center Phase III (2)                                       $                 54,811                     N/A



(1) Represents ownership percentage of 10.92% for the three months ended March 31, 2001and 11.93% for the three months ended March 31, 2000.
(2) Ownership percentage was 10.92% for the three months ended March 31, 2001 and 11.93% for the three months ended March 31, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses decreased approximately $40,400, or 25%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as the result of a decrease in bad debt expense and repairs and maintenance at Plainview Point Phase I and II. The decrease is partially offset by an increase in repairs and maintenance at Commonwealth Business Center Phase I and the Willows of Plainview Phase I.

---------------------------------

The 2001 and 2000 loss on disposal of assets can be attributed to the retirement of assets, which were not fully depreciated at The Willows of Plainview Phase I. The 2001 retirements are the result of exterior lighting replacements at The Willows of Plainview Phase I. The 2000 retirements are the result of exterior repairs at the same complex. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest expense decreased approximately $9,000, or 9%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and administrative expenses - affiliated increased approximately $15,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expense incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

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

Cash flows provided by (used in):



                                                                               Three Months Ended March 31,
                                                            ------------------------------------------------------------------
                                                                         2001                                 2000
                                                            -------------------------------       ----------------------------
Operating activities                                      $                         258,818     $                      134,518
Investing activities                                                                (52,609)                          (120,776)
Financing activities                                                                (92,032)                          (114,067)
                                                            -------------------------------       ----------------------------

     Net increase (decrease) in cash and equivalents      $                         114,177     $                     (100,325)
                                                            ===============================       ============================



Net cash provided by operating activities increased approximately $124,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was primarily driven by an increase in net income and an increase in accounts payable.

Net cash used in investing activities decreased approximately $68,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is the result of decreased capital expenditures and a decrease in advances to joint ventures.

Net cash used in financing activities decreased approximately $22,000 for the three months ended March 31, 1002, as compared to the same period in 2000. The decrease is the result of a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

-----------------------------------------------------------

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

As of March 31, 2001, the L/U II Joint Venture has a commitment for approximately $76,000 for tenant improvements on 8,139 square feet at Lakeshore Business Center Phase I. The Partnership's share of this commitment is approximately $8,300 and will be funded from cash flows.

The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000. The Partnership's share of this project will be approximately $44,000 and will be funded from cash flows.

The Partnership has no other material commitments for renovations or capital improvements as of March 31, 2001.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $31,742 mortgage payable on The Willows of Plainview Phase I. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $192,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate mortgage.

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

                  a)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NTS-PROPERTIES IV,  LTD.
                              --------------------------------------------------
                                                    (Registrant)

                              BY:      NTS-Properties Associates IV, LTD.
                                       General Partner,
                                       BY:     NTS Capital Corporation,
                                               General Partner



                              /s/   Gregory A. Wells
                              --------------------------------------------------
                              Gregory A. Wells
                              Senior Vice President and
                              Chief Financial Officer of
                              NTS Capital Corporation


Date: May 15, 2001