Form 10-Q
period 2001-06-30
NTS PROPERTIES IV
filed 2001-08-14
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV, LTD.

Incorporated pursuant to the Laws of the State of Kentucky

Internal Revenue Service - Employer Identification No. 61-1026356

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NTS-PROPERTIES IV, LTD.
BALANCE SHEETS

                                                                 As of              As of
                                                               June 30,          December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          501,647 $           389,963
Cash and equivalents - restricted                                     76,650              39,544
Accounts receivable                                                  143,935             230,025
Land, buildings and amenities, net                                 6,686,708           6,907,615
Investment in and advances to joint ventures                         912,993             850,089
Other assets                                                         183,659             198,284
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $        8,505,592 $         8,615,520
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                $        4,624,554 $         4,846,678
Accounts payable                                                      66,970              39,176
Security deposits                                                     27,784              31,035
Other liabilities                                                     85,577              23,426
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                             4,804,885           4,940,315

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                   3,700,707           3,675,205
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $        8,505,592 $         8,615,520
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY

                                                  Limited             General
                                                  Partners            Partner              Total
                                             ------------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs $        25,834,899 $                -- $        25,834,899
Net income - prior years                                617,220               6,236             623,456
Net income - current year                                25,245                 255              25,500
Cash distributions declared to date                 (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership Units                (978,615)                 --            (978,615)
                                             ------------------  ------------------  ------------------

BALANCES AT JUNE 30, 2001                   $         3,912,469 $          (211,762)$         3,700,707
                                             ==================  ==================  ==================

*      Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2001           2000           2001            2000
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Rental income                                 $      600,430 $      593,251 $    1,199,859  $    1,217,058
Income from investment in joint ventures               9,924         32,057         28,510          30,479
Interest and other income                              5,791          6,336         11,674          11,412
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  616,145        631,644      1,240,043       1,258,949
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   183,014        129,897        303,429         290,716
Operating expenses - affiliated                      109,156         86,242        202,470         178,942
Loss on disposal of assets                                --             --          2,138          36,067
Interest expense                                      90,759        100,913        183,511         202,690
Management fees                                       33,652         35,721         66,789          68,831
Real estate taxes                                     28,599         29,526         57,306          57,564
Professional and administrative expenses              36,395         31,117         75,994          61,933
Professional and administrative expenses -
  affiliated                                          36,065         30,360         78,616          58,380
Depreciation and amortization                        122,207        121,814        244,290         239,014
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  639,847        565,590      1,214,543       1,194,137
                                               -------------  -------------  -------------   -------------

Net (loss) income                             $      (23,702)$       66,054 $       25,500  $       64,812
                                               =============  =============  =============   =============

Net (loss) income allocated to the limited
  partners                                    $      (23,465)$       65,393 $       25,245  $       64,164
                                               =============  =============  =============   =============

Net (loss) income per limited partnership
  Unit                                        $       (0.97) $         2.70 $         1.05  $         2.65
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Units                                   24,104         24,209         24,104          24,209
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                        --------------------------------------
                                                               2001                2000
                                                        ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                             $            25,500 $            64,812
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                       2,138              36,067
    Depreciation and amortization                                  264,895             259,810
    Income from investment in joint ventures                       (28,510)            (30,479)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (37,106)            (45,620)
      Accounts receivable                                           86,090             102,843
      Other assets                                                  (5,979)            (19,236)
      Accounts payable                                              27,794            (106,437)
      Security deposits                                             (3,251)             (5,193)
      Other liabilities                                             62,152              64,433
                                                        ------------------  ------------------

     Net cash provided by operating activities                     393,723             321,000
                                                        ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                         (25,521)            (67,899)
Investment in and advances (to) from joint ventures                (34,394)            (47,602)
                                                        ------------------  ------------------

     Net cash used in investing activities                         (59,915)           (115,501)
                                                        ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and note payable                  (292,170)           (230,487)
Increase in note payable                                            70,046                  --
                                                        ------------------  ------------------

     Net cash used in financing activities                        (222,124)           (230,487)
                                                        ------------------  ------------------

     Net increase (decrease) in cash and equivalents               111,684             (24,988)

CASH AND EQUIVALENTS, beginning of period                          389,963             376,784
                                                        ------------------  ------------------

CASH AND EQUIVALENTS, end of period                    $           501,647 $           351,796
                                                        ==================  ==================

Interest paid on a cash basis                          $           181,366 $           200,344
                                                        ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the NTS-Properties IV, Ltd.’s (the “Partnership”) 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership’s proportionate interest in the joint venture’s assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership’s own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships, which have formed joint ventures, are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership’s operations.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

NTS-Properties IV, Ltd. owns and operates commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida.

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2001, approximately $403,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership’s properties for federal tax purposes is approximately $15,280,000.

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the periods ended June 30, 2001 did not result in an impairment loss.

Note 7 - Investment in Joint Ventures

The unconsolidated subsidiaries of NTS-Properties IV, Ltd. consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

•	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

•	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

•	A 4.96% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

•	A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

•	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable feet located in Fort Lauderdale, Florida.

For the three months ended June 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $2,283,514 and $2,250,706, respectively and net income of $183,850 and $340,570, respectively. For the six months ended June 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $4,594,481 and $4,420,631, respectively, and net income of $487,916 and $563,209, respectively.

Note 8 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                         June 30,         December 31,
                                                           2001               2000
                                                    ------------------  -----------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.   $         1,258,712 $        1,417,758

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and             1,710,013          1,756,662
amenities.

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and
amenities.                                                   1,627,850          1,672,258

Note payable to a bank, bearing interest at a rate
of Prime, due March 27, 2003, secured by land
buildings, and amenities.                                       27,979                 --
                                                    ------------------  -----------------

                                                   $         4,624,554 $        4,846,678
                                                    ==================  =================

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,677,000.

Note 9 - Related Party Transactions

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

The Partnership was charged the following amounts from NTS Development Company for the six months ended June 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Six Months Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $             66,789  $             68,831
                                                         -----------------    ------------------

Property management                                                112,590               117,705
Leasing                                                             57,169                27,544
Administrative - operating                                          30,455                30,046
Other                                                                2,256                 3,647
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         202,470               178,942
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               78,616                58,380
                                                         -----------------    ------------------

Repairs and maintenance fee                                            540                10,093
Leasing commissions                                                  5,583                 6,427
                                                         -----------------    ------------------

     Total related party transactions capitalized                    6,123                16,520
                                                         -----------------    ------------------

Total related party transactions                      $            353,998  $            322,673
                                                         =================    ==================
Note 10 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

As of June 30, 2001, the Partnership has a commitment for approximately $10,700 for tenant improvements on 6,039 square feet at Commonwealth Business Center Phase I. The improvements will accommodate the expansion of a current tenant and are expected to be complete by the fourth quarter of 2001.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $400,000. The Partnership’s share of this project will be approximately $44,000 and will be funded from existing working capital.

Note 11 - Segment Reporting

The Partnership’s reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership’s ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial operations represent the Partnership’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership’s management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership’s management evaluated performance based on stand-alone operating segment net income.

                                                             Three Months Ended June 30, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          289,045  $          311,385 $           600,430
Interest and other income                                      485               1,208               1,693
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          289,530  $          312,593 $           602,123
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          150,846  $          141,324 $           292,170
Interest expense                                            61,053              29,706              90,759
Management fees                                             14,415              19,237              33,652
Real estate taxes                                           15,105              13,494              28,599
Depreciation and amortization                               50,739              69,939             120,678
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          292,158  $          273,700 $           565,858
                                                 =================   =================  ==================

     Net income                                 $           (2,628) $           38,893 $            36,265
                                                 =================   =================  ==================

                                                             Three Months Ended June 30, 2000
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          299,174  $          294,077 $           593,251
Interest and other income                                    1,713                 943               2,656
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          300,887  $          295,020 $           595,907
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          121,805  $           94,334 $           216,139
Interest expense                                            63,904              35,082              98,986
Management fees                                             15,771              19,950              35,721
Real estate taxes                                           16,236              13,290              29,526
Depreciation and amortization                               49,832              70,454             120,286
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          267,548  $          233,110 $           500,658
                                                 =================   =================  ==================

     Net income                                 $           33,339  $           61,910 $            95,249
                                                 =================   =================  ==================

                                                              Six Months Ended June 30, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          571,121  $          628,738 $         1,199,859
Interest and other income                                      731               2,156               2,887
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          571,852  $          630,894 $         1,202,746
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          258,724  $          247,175 $           505,899
Loss on disposal of assets                                   2,138                  --               2,138
Interest expense                                           122,343              61,168             183,511
Management fees                                             28,748              38,041              66,789
Real estate taxes                                           30,210              27,096              57,306
Depreciation and amortization                              101,323             139,909             241,232
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          543,486  $          513,389 $         1,056,875
                                                 =================   =================  ==================

     Net income                                 $           28,366  $          117,505 $           145,871
                                                 =================   =================  ==================

                                                              Six Months Ended June 30, 2000
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          591,016  $          626,042 $         1,217,058
Interest and other income                                    2,564               2,730               5,294
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          593,580  $          628,772 $         1,222,352
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          221,081  $          248,577 $           469,658
Loss on disposal of assets                                  36,067                  --              36,067
Interest expense                                           127,063              71,773             198,836
Management fees                                             30,706              38,125              68,831
Real estate taxes                                           30,984              26,580              57,564
Depreciation and amortization                               99,090             136,866             235,956
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          544,991  $          521,921 $         1,066,912
                                                 =================   =================  ==================

     Net income                                 $           48,589  $          106,851 $           155,440
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months and six months ended June 30, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                         Three Months Ended June 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $            602,123 $            595,907
Other income for Partnership                                    4,098                3,680
Income from investment in joint ventures                        9,924               32,057
                                                   ------------------    -----------------

     Total consolidated net revenues             $            616,145 $            631,644
                                                   ==================    =================

INTEREST EXPENSE
----------------
Total interest expense for reportable segments   $             90,759 $             98,986
Interest expense for Partnership                                   --                1,927
                                                   ------------------    -----------------

     Total interest expense                      $             90,759 $            100,913
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $            120,678 $            120,286
Depreciation and amortization for Partnership                   1,529                1,528
                                                   ------------------    -----------------

     Total depreciation and amortization         $            122,207 $            121,814
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $             36,265 $             95,249
Net loss for Partnership                                      (58,513)             (27,741)
Eliminations                                                   (1,454)              (1,454)
                                                   ------------------    -----------------

     Total net income (loss)                     $            (23,702)$             66,054
                                                   ==================    =================

                                                          Six Months Ended June 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          1,202,746 $          1,222,352
Other income for Partnership                                    8,787                6,118
Income from investment in joint ventures                       28,510               30,479
                                                   ------------------    -----------------

     Total consolidated net revenues             $          1,240,043 $          1,258,949
                                                   ==================    =================

INTEREST EXPENSE
----------------
Total interest expense for reportable segments   $            183,511 $            198,836
Interest expense for Partnership                                   --                3,854
                                                   ------------------    -----------------

     Total interest expense                      $            183,511 $            202,690
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for          $            241,232 $            235,956
reportable segments
Depreciation and amortization for Partnership                   3,058                3,058
                                                   ------------------    -----------------

     Total depreciation and amortization         $            244,290 $            239,014
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $            145,871 $            155,440
Net loss for Partnership                                     (117,461)             (87,718)
Eliminations                                                   (2,910)              (2,910)
                                                   ------------------    -----------------

     Total net income (loss)                     $             25,500 $             64,812
                                                   ==================    =================
Note 12 - Subsequent Event

On July 23, 2001, a third party unaffiliated with the Partnership commenced a tender offer for up to 964 limited partnership interests at a price of $205 per interest. On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $230 per interest. Under the tender offer, ORIG, will purchase up to 2,000 interests. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. Management’s Analysis should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes”, “plans” or “expects,” indicate that it is possible that the event anticipated, believed, planned or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management’s Analysis, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Investment in Joint Venture

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of June 30 were as follows:

                                                             Six Months Ended June 30,
                                                        ------------------------------------
                                                           2001 (1)               2000
                                                        ---------------      ---------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (2)(3)                   86%                  93%
Plainview Point Office Center Phases I & II                   76%                  75%
The Willows of Plainview Phase I (2)                          88%                  98%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2001)
-------------------------------------------

The Willows of Plainview Phase II (9.7%) (2)                  85%                  94%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2001)
--------------------------------------------

Golf Brook Apartments (3.97%) (2)                             86%                  94%
Plainview Point III Office Center (4.96%)                     98%                  91%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at June 30, 2001)
------------------------------

Blankenbaker Business Center 1A (29.61%)                     100%                 100%

(Continued on next page)

                                                             Six Months Ended June 30,
                                                        ------------------------------------
                                                           2001 (1)               2000
                                                        ---------------      ---------------
Properties Owned through Lakeshore/University
---------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (4)                         79%                  75%
Lakeshore Business Center Phase II (4)                        84%                  82%
Lakeshore Business Center Phase III (5)                       28%                  N/A
(1)	Current occupancy levels are considered adequate to continue the operation of the Partnership’s properties and joint ventures without additional financing. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.
(2)	In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)	As of June 30, 2001, a current tenant has signed a lease expansion which will improve the Commonwealth Business Centers’ occupancy to 89% by January 1, 2002.
(4)	Ownership percentage was 10.92% as of June 30, 2001 and 11.93% as of June 30, 2000.
(5)	Ownership percentage was 10.92% as of June 30, 2001 and 11.93% as of June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The average occupancy levels at the Partnership’s properties and joint ventures during the three months and six months ended June 30 were as follows:

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                  --------------------------------     -------------------------------
                                                      2001               2000              2001              2000
                                                  -------------      -------------     -------------     -------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (1)               86%                93%               86%               93%
Plainview Point Office Center Phases I & II            78%                76%               78%               73%
The Willows of Plainview Phase I (1)                   88%                94%               88%               95%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2001)
-------------------------------------------

The Willows of Plainview Phase II (9.7%) (1)           83%                94%               85%               92%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2001)
--------------------------------------------

Golf Brook Apartments (3.97%) (1)                      87%                91%               88%               92%
Plainview Point III Office Center (4.96%)              98%                90%               98%               88%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VII, Ltd. and  NTS-Properties Plus
---------------------------------------------
Ltd.  (Ownership % at June 30, 2001)
------------------------------------

Blankenbaker Business Center 1A (29.61%)              100%               100%              100%              100%

(Continued on next page)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                  --------------------------------     -------------------------------
                                                      2001               2000              2001              2000
                                                  -------------      -------------     -------------     -------------
Properties Owned Through Lakeshore/
-----------------------------------
University II Joint Venture (L/U II Joint Venture)
-----------------------------------------------

Lakeshore Business Center Phase I (2)                  80%                76%               82%               76%
Lakeshore Business Center Phase II(1)(2)               83%                78%               80%               81%
Lakeshore Business Center Phase III (3)                28%                N/A               25%               N/A
(1)	In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)	Ownership percentage was 10.92% for the three months and six months ended June 30, 2001, and 11.93% for the three months and six months ended June 30, 2000.
(3)	Ownership percentage was 10.92% for the three months and six months ended June 30, 2001 and 11.93% for the three months and six months ended June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

Rental and other income generated by the Partnership’s properties and joint ventures for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                      ---------------------------   ----------------------------
                                                          2001           2000            2001          2000
                                                      ------------- -------------   -------------  -------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                 $     177,016   $  190,966        $   359,465  $    379,758
Plainview Point Office Center Phases I & II          $     135,577   $  104,054        $   271,429  $    249,015
The Willows of Plainview Phase I                     $     289,530   $  300,887        $   571,852  $    593,580

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2001)
-------------------------------------------

The Willows of Plainview II (9.7%)                   $     308,465   $  344,274        $   628,423  $    656,585

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2001)
--------------------------------------------

Golf Brook Apartments (3.97%)                        $     704,277   $  734,012        $ 1,423,665  $  1,494,177
Plainview Point III Office Center (4.96%)            $     232,682   $  209,530        $   468,911  $    406,769

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus
--------------------------------------------
Ltd. (Ownership % at June 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (29.61%)             $     232,199   $  248,814        $   470,695  $    448,991

(Continued on next page)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                      -------------------------    -------------------------
                                                         2001          2000           2001          2000
                                                      -----------   -----------    -----------   -----------
Property Owned Through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I   (1)            $      386,108 $     347,639 $      777,867 $     690,894
Lakeshore Business Center Phase II (1)             $      368,605 $     356,375 $      718,929 $     693,788
Lakeshore Business Center Phase III (2)            $       51,179 $         N/A $      105,990 $         N/A
(1)	Represents ownership percentage of 10.92% for the three months and six months ended June 30, 2001 and 11.93% for the three months and six months ended June 30, 2000.
(2)	Ownership percentage was 10.92% for the three months and six months ended June 30, 2001 and 11.93% for the three months and six months ended June 30, 2000. Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the periods ending June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses increased approximately $53,100, or 41%, for the three months ended June 30, 2001, as compared to the same period in 2000, primarily as the result of an increase in repairs and maintenance at Plainview Point Phase I and II and The Willows of Plainview Phase I. The increase is also due to an increase in bad debt expense at Plainview Point Phase I and II.

Operating expenses - affiliated increased approximately $22,900, or 27%, and $23,500, or 13%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily due to a change in the allocation of internal legal expense and to the addition of security personnel at the Partnership's residential property.

The loss on disposal of assets for 2001 and 2000 can be attributed to the retirement of assets, which were not fully depreciated at The Willows of Plainview Phase I. The 2001 retirements are the result of exterior lighting replacements at The Willows of Plainview Phase I. The 2000 retirements are the result of exterior repairs at the same complex. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest expense decreased approximately $10,000, or 10%, and $19,000, or 10%, for the three months and the six months ended June 30, 2001, as compared to the same periods in 2000, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and administrative expenses increased approximately $5,300, or 17%, and $14,000, or 23%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily due to an increase in legal and professional fees. The increase is partially offset by a decrease in investor services expenditures and employee recruiting.

Professional and administrative expenses - affiliated increased approximately $5,700, or 19%, and $20,200, or 35%, for the three months and six months ended June 30, 2001, as compared to the same periods in 2000. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expense incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

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

Cash flows provided by (used in):

                                                                Six Months Ended June 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------
Operating activities                                  $            393,723  $            321,000
Investing activities                                               (59,915)             (115,501)
Financing activities                                              (222,124)             (230,487)
                                                         -----------------    ------------------

     Net increase (decrease) in cash and equivalents  $            111,684  $            (24,988)
                                                         =================    ==================

Net cash provided by operating activities increased approximately $72,700, or 23%, for the six months ended June 30, 2001, as compared to the same period in 2000. The increase was primarily driven by an increase in accounts payable partially offset by a decrease in net income.

Net cash used in investing activities decreased approximately $55,600, or 48%, for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of decreased capital expenditures and a decrease in advances to joint ventures.

Net cash used in financing activities decreased approximately $8,400, or 4% for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

Due to the fact that no distributions were made during the three months and six months ended June 30, 2001 or 2000, the table which represents that portion of the distributions that represent a return of capital on a GAAP basis has been omitted.

The Partnership anticipates having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital the Partnership will need to fund the operations of the L/U II Joint Venture.

The Partnership’s plans for renovations and other major capital expenditures are described below. In addition to these expenditures, the Partnership expects 2001 real estate taxes for Plainview Point Office Center Phases I and II to be approximately $20,000 which will be funded from current working capital. Real estate taxes for Commonwealth Business Center Phase I and The Willows of Plainview Phase I are escrowed with their respective mortgage companies.

The Partnership plans to lease and renovate vacant space at Plainview Point Office Center Phases I and II in 2001 for a cost of approximately $47,000. Planned building improvements at Plainview Point Office Center Phases I and II consist of HVAC repair and replacements and an energy management system rebuild for a cost of approximately $43,000. The Partnership also anticipates building improvements at Commonwealth Business Center Phase I to consist of replacing HVAC units and roof repairs for a cost of approximately $20,000. These expenditures would be funded from existing working capital.

Planned renovations for The Willows of Plainview Phases I and II are clubhouse renovation, irrigation maintenance and landscaping replacements for a total cost of approximately $300,000. The Partnership’s share of these projects is estimated to be $163,000 and will be funded from existing working capital.

The L/U II Joint Venture plans to lease and renovate vacant space at Lakeshore Business Center Phases I, II and III in 2001 at a cost of approximately $680,000. The Partnership’s share of these projects will be approximately $74,000 of which an estimated $28,000 will be funded from debt financing and the remaining $46,000 from existing working capital.

The L/U II Joint Venture also anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $400,000. The Partnership’s share of this project will be approximately $44,000 and will be funded from existing working capital.

As of June 30, 2001, the Partnership has a commitment for approximately $10,700 for tenant improvements on 6,039 square feet at Commonwealth Business Center Phase I. The improvements will accommodate the expansion of a current tenant and are expected to be complete by the fourth quarter of 2001.

The Partnership has no other material commitments for renovations or capital improvements as of June 30, 2001.

On July 23, 2001, a third party unaffiliated with the Partnership commenced a tender offer for up to 964 limited partnership interests at a price of $205 per interest. On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $230 per interest. Under the tender offer, ORIG, will purchase up to 2,000 interests. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership’s assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership’s assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership’s commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center Development are handled by an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company’s marketing staff. The leasing and renewal negotiations for the Partnership’s remaining commercial properties are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

In an effort to continue to improve occupancy at the Partnership’s residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents. Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I, II and III provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership’s operations from the impact of inflation and changing prices.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership’s debt bears interest at a fixed rate with the exception of the $27,979 note payable on The Willows of Plainview Phase I. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $184,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate note.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

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

Date: August 14, 2001