Form 10-Q
period 2001-09-30
NTS PROPERTIES IV
filed 2001-11-09
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES IV, LTD.
BALANCE SHEETS

                                                                 As of              As of
                                                             September 30,       December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          487,691 $           389,963
Cash and equivalents - restricted                                     99,941              39,544
Accounts receivable                                                  146,640             230,025
Land, buildings and amenities, net                                 6,625,213           6,907,615
Investment in and advances to joint ventures                         921,762             850,089
Other assets                                                         181,807             198,284
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $        8,463,054 $         8,615,520
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                $        4,491,741 $         4,846,678
Accounts payable                                                      91,884              39,176
Security deposits                                                     31,528              31,035
Other liabilities                                                    132,453              23,426
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                             4,747,606           4,940,315

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                   3,715,448           3,675,205
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $        8,463,054 $         8,615,520
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                  Limited             General
                                                  Partners            Partner              Total
                                             ------------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs $        25,834,899 $                -- $        25,834,899
Net income - prior years                                617,220               6,236             623,456
Net income - current year                                39,839                 402              40,241
Cash distributions declared to date                 (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership Units                (978,615)                 --            (978,615)
                                             ------------------  ------------------  ------------------

BALANCES AT SEPTEMBER 30, 2001              $         3,927,063 $          (211,615)$         3,715,448
                                             ==================  ==================  ==================

*    Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
     Commission on April 6, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2001           2000           2001            2000
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Rental income                                 $      583,224 $      630,797 $    1,783,083  $    1,847,855
Income from investment in joint ventures              16,701         30,851         45,211          61,330
Interest and other income                              5,435          4,699         17,109          16,112
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  605,360        666,347      1,845,403       1,925,297
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   140,182        113,909        443,608         404,625
Operating expenses - affiliated                      102,905        100,926        305,375         279,868
Loss on disposal of assets                                --          7,152          2,138          43,220
Interest expense                                      87,981         97,744        271,492         300,434
Management fees                                       32,964         35,249         99,753         104,080
Real estate taxes                                     33,944         28,782         91,250          86,346
Professional and administrative expenses              30,334         29,790        106,328          87,483
Professional and administrative expenses -
  affiliated                                          41,108         28,986        119,724          91,606
Depreciation and amortization                        121,203        123,188        365,494         362,202
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  590,621        565,726      1,805,162       1,759,864
                                               -------------  -------------  -------------   -------------

Net income                                    $       14,739 $      100,621 $       40,241  $      165,433
                                               =============  =============  =============   =============

Net income allocated to the limited  partners $       14,592 $       99,615 $       39,839  $      163,779
                                               =============  =============  =============   =============

Net income per limited partnership Unit       $         0.61 $         4.11 $         1.65  $         6.77
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Units                                   24,104         24,209         24,104          24,209
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                        --------------------------------------
                                                               2001                2000
                                                        ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                             $            40,241 $           165,433
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                       2,138              43,220
    Depreciation and amortization                                  396,292             393,678
    Income from investment in joint ventures                       (45,211)            (61,330)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (60,397)            (69,176)
      Accounts receivable                                           83,385              91,673
      Other assets                                                 (14,319)            (49,210)
      Accounts payable                                              52,708             (87,915)
      Security deposits                                                493             (10,868)
      Other liabilities                                            109,027              87,119
                                                        ------------------  ------------------

     Net cash provided by operating activities                     564,357             502,624
                                                        ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                         (85,230)           (120,020)
Investment in and advances (to) from joint ventures                (26,462)            (20,206)
                                                        ------------------  ------------------

     Net cash used in investing activities                        (111,692)           (140,226)
                                                        ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                          31,742                  --
Principal payments on mortgages and note payable                  (386,679)           (349,307)
                                                        ------------------  ------------------

     Net cash used in financing activities                        (354,937)           (349,307)
                                                        ------------------  ------------------

     Net increase in cash and equivalents                           97,728              13,091

CASH AND EQUIVALENTS, beginning of period                          389,963             376,784
                                                        ------------------  ------------------

CASH AND EQUIVALENTS, end of period                    $           487,691 $           389,875
                                                        ==================  ==================

Interest paid on a cash basis                          $           268,301 $           296,938
                                                        ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the NTS-Properties IV, Ltd.'s (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2001 and 2000.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

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

Note 3 - Concentration of Credit Risk

NTS-Properties IV, Ltd. owns and operates, either wholly or through a joint venture, commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The Partnership also owns and operates, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida.

The Partnership's financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2001, approximately $365,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $15,280,000.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2001 did not result in an impairment loss.

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

For the three months ended September 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $2,387,127 and $2,479,146, respectively and net income of $254,333 and $556,887, respectively. For the nine months ended September 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $6,981,608 and $6,899,778, respectively, and net income of $742,249 and $1,120,096, respectively.

Note 8 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                      September 30,       December 31,
                                                           2001               2000
                                                    ------------------  -----------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.   $         1,176,535 $        1,417,758

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and
amenities.                                                   1,686,058          1,756,662

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and
amenities.                                                   1,605,046          1,672,258

Note payable to a bank, bearing interest at a rate
of Prime, due March 27, 2003, secured by land
buildings, and amenities.                                       24,102                 --
                                                    ------------------  -----------------

                                                   $         4,491,741 $        4,846,678
                                                    ==================  =================

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,540,000.

Note 9 - Tender Offer

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, (the "Offeror") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $230 per interest. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Note 10 - Related Party Transactions

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's residential property and 6% of the gross revenues from the Partnership's commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $             99,753  $            104,080
                                                         -----------------    ------------------

Property management                                                167,781               181,742
Leasing                                                             85,639                47,210
Administrative - operating                                          46,324                44,640
Other                                                                5,631                 6,276
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         305,375               279,868
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated              119,724                91,606
                                                         -----------------    ------------------

Repairs and maintenance fee                                          2,370                13,025
Leasing commissions                                                  9,776                 8,717
                                                         -----------------    ------------------

     Total related party transactions capitalized                   12,146                21,742
                                                         -----------------    ------------------

Total related party transactions                      $            536,998  $            497,296
                                                         =================    ==================
Note 11 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the financial statements of the Partnership.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $500,000. The Partnership's share of this project will be approximately $54,600 and will be funded from existing working capital.

The Partnership also plans to renovate the community clubhouse at The Willows of Plainview Apartments, starting in the fourth quarter of 2001. It is currently estimated that the total costs for the renovation will be approximately $500,000, with the Partnership's share being approximately $210,000. The renovation is expected to be complete in March 2002 and will be funded from existing working capital.

Note 12 - Segment Reporting

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

                                                           Three Months Ended September 30, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          270,784  $          312,440 $           583,224
Interest and other income                                    1,465               1,135               2,600
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          272,249  $          313,575 $           585,824
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          120,050  $          123,037 $           243,087
Interest expense                                            60,070              27,911              87,981
Management fees                                             14,014              18,950              32,964
Real estate taxes                                           15,105              18,839              33,944
Depreciation and amortization                               51,118              68,556             119,674
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          260,357  $          257,293 $           517,650
                                                 =================   =================  ==================

     Net income                                 $           11,892  $           56,282 $            68,174
                                                 =================   =================  ==================

                                                           Three Months Ended September 30, 2000
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          303,360  $          327,437 $           630,797
Interest and other income                                   (1,274)              1,186                 (88)
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          302,086  $          328,623 $           630,709
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $           99,742  $          115,093 $           214,835
Loss on disposal of assets                                      --               7,152               7,152
Interest expense                                            63,895              37,703             101,598
Management fees                                             15,416              19,833              35,249
Real estate taxes                                           15,492              13,290              28,782
Depreciation and amortization                               49,815              71,844             121,659
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          244,360  $          264,915 $           509,275
                                                 =================   =================  ==================

     Net income                                 $           57,726  $           63,708 $           121,434
                                                 =================   =================  ==================

                                                           Nine Months Ended September 30, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          841,905  $          941,178 $         1,783,083
Interest and other income                                    2,197               3,291               5,488
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          844,102  $          944,469 $         1,788,571
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          378,773  $          370,210 $           748,983
Loss on disposal of assets                                   2,138                  --               2,138
Interest expense                                           182,414              89,078             271,492
Management fees                                             42,762              56,991              99,753
Real estate taxes                                           45,314              45,936              91,250
Depreciation and amortization                              152,441             208,466             360,907
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          803,842  $          770,681 $         1,574,523
                                                 =================   =================  ==================

     Net income                                 $           40,260  $          173,788 $           214,048
                                                 =================   =================  ==================

                                                           Nine Months Ended September 30, 2000
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          894,376  $          953,479 $         1,847,855
Interest and other income                                    1,290               3,916               5,206
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          895,666  $          957,395 $         1,853,061
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          320,823  $          363,670 $           684,493
Loss on disposal of assets                                  36,067               7,153              43,220
Interest expense                                           190,958             109,476             300,434
Management fees                                             46,122              57,958             104,080
Real estate taxes                                           46,476              39,870              86,346
Depreciation and amortization                              148,905             208,710             357,615
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          789,351  $          786,837 $         1,576,188
                                                 =================   =================  ==================

     Net income                                 $          106,315  $          170,558 $           276,873
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months and nine months ended September 30, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                             Three Months Ended
                                                                September 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $            585,824 $            630,709
Other income for Partnership                                    2,835                4,787
Income from investment in joint ventures                       16,701               30,851
                                                   ------------------    -----------------

     Total consolidated net revenues             $            605,360 $            666,347
                                                   ==================    =================

INTEREST EXPENSE
----------------
Total interest expense for reportable segments   $             87,981 $            101,598
Interest expense for Partnership                                   --               (3,854)
                                                   ------------------    -----------------

     Total interest expense                      $             87,981 $             97,744
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $            119,674 $            121,659
Depreciation and amortization for Partnership                   1,529                1,529
                                                   ------------------    -----------------

     Total depreciation and amortization         $            121,203 $            123,188
                                                   ==================    =================

NET INCOME
----------
Total net income for reportable segments         $             68,174 $            121,434
Net loss for Partnership                                      (53,435)             (20,813)
                                                   ------------------    -----------------

     Total net income                            $             14,739 $            100,621
                                                   ==================    =================

                                                              Nine Months Ended
                                                                September 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          1,788,571 $          1,853,061
Other income for Partnership                                   11,621               10,906
Income from investment in joint ventures                       45,211               61,330
                                                   ------------------    -----------------

     Total consolidated net revenues             $          1,845,403 $          1,925,297
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
reportable segments                              $            360,907 $            357,615
Depreciation and amortization for Partnership                   4,587                4,587
                                                   ------------------    -----------------

     Total depreciation and amortization         $            365,494 $            362,202
                                                   ==================    =================

NET INCOME
----------
Total net income for reportable segments         $            214,048 $            276,873
Net loss for Partnership                                     (173,807)            (111,440)
                                                   ------------------    -----------------

     Total net income                            $             40,241 $            165,433
                                                   ==================    =================

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

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes", "plans" or "expects," indicate that it is possible that the event anticipated, believed, planned or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of September 30, 2001 and 2000 were as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                          ------------------------------------
                                                              2001 (1)              2000
                                                          ----------------     ---------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                            92%                  89%
Plainview Point Office Center Phases I & II                     78%                  77%
The Willows of Plainview Phase I (2)                            89%                  94%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at September 30, 2001)
------------------------------------------------

The Willows of Plainview Phase II (9.7%) (2)                    81%                  91%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (3.97%) (2)                               93%                  95%
Plainview Point III Office Center (4.96%)(2)                    81%                  91%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (29.61%)                        100%                100%

                                             (Continued on next page)

                                                                   Nine Months Ended
                                                                     September 30,
                                                          ------------------------------------
                                                              2001 (1)              2000
                                                          ----------------     ---------------
Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at September 30, 2001)
----------------------

Lakeshore Business Center Phase I (10.92%)                      85%                  74%
Lakeshore Business Center Phase II (10.92%)                     86%                  86%
Lakeshore Business Center Phase III (10.92%) (3)                28%                  N/A

(1)  Current occupancy levels are considered adequate to continue the operation of the Partnership's properties and joint ventures without additional financing. Construction of Lakeshore Business Center Phase III commenced December
     1999 and occupancy was certified November 2000.
(2)  In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

The average occupancy levels at the Partnership's properties and joint ventures during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                        -----------------------------    -----------------------------
                                                            2001             2000            2001             2000
                                                        ------------     ------------    ------------     ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (1)                    90%              89%             87%              92%
Plainview Point Office Center Phases I & II                 78%              78%             77%              75%
The Willows of Plainview Phase I (1)                        87%              95%             88%              95%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at September 30, 2001)
------------------------------------------------

The Willows of Plainview Phase II (9.7%) (1)                86%              95%             85%              93%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (3.97%) (1)                           93%              95%             89%              93%
Plainview Point III Office Center (4.96%)                   92%              91%             96%              89%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VII, Ltd. and  NTS-Properties Plus Ltd.
--------------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (29.61%)                    100%             100%            100%             100%

                                             (Continued on next page)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                        -----------------------------    -----------------------------
                                                            2001             2000            2001             2000
                                                        ------------     ------------    ------------     ------------
Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture  (L/U II Joint Venture)
-------------------------------------

Lakeshore Business Center Phase I (2)                       86%              74%             83%              75%
Lakeshore Business Center Phase II(1)(2)                    85%              86%             82%              83%
Lakeshore Business Center Phase III (2)(3)                  28%              N/A             26%              N/A

(1)  In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)  Ownership percentage was 10.92% for the three months and nine months ended September 30, 2001 and for the three months ended September 30, 2000, and 11.93% for the six months ended June 30, 2000.
(3)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

Rental and other income generated by the Partnership's properties and joint ventures for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                         -----------------------------  -----------------------------
                                                             2001            2000           2001            2000
                                                         -------------   -------------  -------------   -------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                     $        179,921   $     196,063   $    539,386   $     575,821
Plainview Point Office Center Phases I & II              $        133,654   $     132,560   $    405,083   $     381,574
The Willows of Plainview Phase I                         $        272,249   $     306,054   $    844,102   $     895,666

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at September  30, 2001)
-------------------------------------------------

The Willows of Plainview II (9.7%)                       $        322,467   $     335,833   $    950,889   $     992,418

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (3.97%)(1)                         $        778,221   $     995,332   $  2,201,886   $   2,489,509
Plainview Point III Office Center (4.96%)                $        219,178   $     213,972   $    688,090   $     620,741

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (29.61%)                 $        232,307   $     229,545   $    703,002   $     678,536

                                             (Continued on next page)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                         -----------------------------  -----------------------------
                                                             2001            2000           2001            2000
                                                         -------------   -------------  -------------   -------------
Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (2)                    $     404,067   $     340,957   $  1,181,934   $   1,031,851
Lakeshore Business Center Phase II (2)                   $     377,152   $     361,971   $  1,096,082   $   1,055,759
Lakeshore Business Center Phase III (2)(3)               $      53,735   $         N/A   $    159,725   $         N/A

(1)  The decrease in rental and other income is primarily the result of settlement proceeds for defective siding at Golf
     Brook Apartments received in the third quarter of 2000.
(2)  Represents ownership percentage of 10.92% for the three months and nine months ended September 30, 2001 and the three months ended September 30, 2000, and  11.93% for the six months ended June 30, 2000.
(3)  Construction of Lakeshore Business Center Phase III commenced December 1999 and occupancy was certified
     November 2000.

The following is an analysis of material changes in results of operations for the three months and nine months ending September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses increased approximately $26,300, or 23%, and $39,000, or 10%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as the result of an increase in repairs and maintenance at Plainview Point Phase I and II and The Willows of Plainview Phase I.

The loss on disposal of assets for 2001 and 2000 can be attributed to the retirement of assets, which were not fully depreciated at The Willows of Plainview Phase I and Plainview Point Phase I and II. The 2001 retirements are the result of exterior lighting replacements at The Willows of Plainview Phase I. The 2000 retirements are the result of exterior repairs at the same complex and common area renovations at Plainview Point Phase I and II. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest expense decreased approximately $9,800, or 10%, and $29,000, or 10%, for the three months and the nine months ended September 30, 2001, as compared to the same periods in 2000, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and administrative expenses increased approximately $18,800, or 21%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is primarily due to an increase in legal and professional fees. The increase is partially offset by a decrease in investor services expenditures and employee recruiting.

Professional and administrative expenses - affiliated increased approximately $12,100, or 42%, and $28,100, or 31%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is due to increased salary costs. Professional and administrative expenses - affiliated are expense incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Lakeshore Business Center Phase I, the renovation of the Willows of Plainview Clubhouse and as the Partnership continues its efforts in the leasing of its commercial properties. There may be significant demands of future liquidity due to the lease up of Lakeshore Business Center Phase III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Cash flows provided by (used in):

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------
Operating activities                                  $            564,357  $            502,624
Investing activities                                              (111,692)             (140,226)
Financing activities                                              (354,937)             (349,307)
                                                         -----------------    ------------------

     Net increase (decrease) in cash and equivalents  $             97,728  $             13,091
                                                         =================    ==================

Net cash provided by operating activities increased approximately $61,700, or 12%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was primarily driven by an increase in accounts payable partially offset by decreased net income.

Net cash used in investing activities decreased approximately $28,500, or 20%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is the result of decreased capital expenditures.

Net cash used in financing activities increased approximately $5,600, or 2% for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is the result of continued principal payments partially offset by a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

Due to the fact that no distributions were made during the three months or nine months ended September 30, 2001 or 2000, the table which represents that portion of the distributions that represent a return of capital on a GAAP basis has been omitted.

The Partnership anticipates having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital the Partnership will need to fund the operations of the L/U II Joint Venture.

The Partnership's plans for renovations and other major capital expenditures are described below. In addition to these expenditures, the Partnership expects 2001 real estate taxes for Plainview Point Office Center Phases I and II to be approximately $20,000 which will be funded from current working capital. Real estate taxes for Commonwealth Business Center Phase I and The Willows of Plainview Phase I are escrowed with their respective mortgage companies.

The Partnership also plans to renovate the community clubhouse at The Willows of Plainview Apartments, starting in the fourth quarter 2001. It is currently estimated that the total costs for the renovation will be approximately $500,000, with the Partnership's share being approximately $210,000. The renovation is expected to be completed in March 2002 and will be funded from existing working capital.

The Partnership plans to lease and renovate vacant space at Plainview Point Office Center Phases I and II in 2001 for a cost of approximately $40,500. Planned building improvements at Plainview Point Office Center Phases I and II consist of an energy management system rebuild for a cost of approximately $13,000. The Partnership also anticipates building improvements at Commonwealth Business Center Phase I to consist of replacing HVAC units for a cost of approximately $7,500. These expenditures would be funded from existing working capital.

The L/U II Joint Venture plans to lease and renovate vacant space at Lakeshore Business Center Phases I, II and III in 2001 at a cost of approximately $301,000. The Partnership's share of these projects will be approximately $33,000 of which an estimated $6,300 will be funded from debt financing and the remaining $26,700 from existing working capital.

The L/U II Joint Venture also anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $500,000. The Partnership's share of this project will be approximately $54,600 and will be funded from existing working capital.

The Partnership has no other material commitments for renovations or capital improvements as of September 30, 2001.

On August 13, 2001, ORIG, LLC, an affiliate of the Partnership, (the "Offeror") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $230 per interest. If more than 2,000 interests are tendered, ORIG may purchase all of the tendered interests, or may purchase interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on November 13, 2001, unless extended.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership's assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center Development are conducted by an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for the Partnership's remaining commercial properties are managed by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $24,102 note payable on The Willows of Plainview Phase I. At September 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $172,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate note.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

24

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

Date: November 9, 2001