Form 10-K
period 2001-12-31
NTS PROPERTIES IV
filed 2002-04-01
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV, LTD.
(Exact name of the registrant as specified in its charter)

10172 Linn Station Road
61-1026356	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Kentucky
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	21
Item 6.	Selected Financial Data	22-23
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-33
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35-66
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosures	67

PART III

Item 10.	Directors and Executive Officers of the Registrant	68-69
Item 11.	Management Remuneration and Transactions	69
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	70
Item 13.	Certain Relationships and Related Transactions	71

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	72-75
Signatures		76

     Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties IV, Ltd. (the "Partnership" or "NTS-Properties IV"), is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV (the "General Partner"), a Kentucky limited partnership. As of December 31, 2001, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures:

  Commonwealth Business Center Phase I - a business center with approximately 84,000 net rentable square feet in Louisville, Kentucky, constructed by us.

  Plainview Point Office Center Phases I and II - an office center with approximately 57,000 net rentable square feet in Louisville, Kentucky, acquired complete by us.

  The Willows of Plainview Phase I - a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by us.

  A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties V, a Maryland limited partnership, an affiliate of our General Partner, ("NTS-Properties V"). Our percentage interest in the joint venture was 9.70% at December 31, 2001.

  A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between us and NTS-Properties VI, a Maryland limited partnership, an affiliate of our General Partner, ("NTS-Properties VI"). Our percentage interest in the joint venture was 3.97% at December 31, 2001.

  A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties VI. Our percentage interest in the joint venture was 4.96% at December 31, 2001.

  A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 29.61% at December 31, 2001.

  A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 10.92% at December 31, 2001.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2001 appears below:

  Lakeshore Business Center Phase I - a business center with approximately 104, 000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We or the joint venture in which we are a partner has a fee title interest in the above properties. The General Partner believes that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, our properties and joint venture investments were encumbered by mortgages as shown in the table below:

                                                       Interest           Maturity           Balance
Property                                                 Rate               Date           at 12/31/01
-----------------------------------------------    ----------------  ----------------   ---------------
Commonwealth Business Center Phase I                     8.80%         10/01/04  (1)   $    1,092,538
Plainview Point Office Center  Phases I and II             -              -            $           --
Willows of Plainview Phase I                             7.15%         01/05/13  (2)   $    1,661,672
Willows of Plainview Phase I                             7.15%         01/05/13  (2)   $    1,581,832
Willows of Plainview Phase II                            7.20%         01/05/13  (2)   $    2,657,319
Willows of Plainview Phase II                            7.20%         01/05/13  (2)   $    1,587,068
Golf Brook Apartments                                      -              -            $           --  (3)
Plainview Point Office Center Phase III                    -              -            $           --  (4)
Blankenbaker Business Center 1A                          8.500%        11/15/05  (5)   $    2,235,829
Lakeshore Business Center Phase I                        8.125%        08/01/08  (6)   $    3,758,395
Lakeshore Business Center Phase II                       8.125%        08/01/08  (6)   $    4,043,630
Lakeshore Business Center Phase III                   LIBOR + 2.3%     09/08/03  (7)   $    1,720,475
  Currently monthly principal payments are based upon a 10-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
  Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the loan will have been repaid based on the current rate of amortization.
  Golf Brook Apartments, a joint venture between us and NTS- Properties VI, is encumbered by a mortgage loan from an insurance company. The $7,691,672 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at a fixed rate of 7.57% and matures May 15, 2009. At maturity, we believe the loan will have been repaid based on the current rate of amortization.
  Plainview Point Office Center Phase III, a joint venture between us and NTS-Properties VI, is encumbered by a mortgage loan to a bank. The $3,135,343 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at 8.38% and matures December 1, 2010. At maturity, we believe the loan will have been repaid based on the current rate of amortization.
  Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage loan will have been repaid based on the current rate of amortization.
  Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
  The construction loan for Lakeshore Business Center Phase III required interest payments only through September 2001. Principal payments were required starting October 2001. We anticipate replacing the construction loan with permanent financing at or before its maturity.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to invest in real property, which was either under development or proposed for development, on which we would develop, construct, own and operate apartment complexes, business parks, and retail, industrial and office buildings. Our original purpose also includes the ability to invest in fully improved properties, either directly or by joint venture. Our properties are in a condition suitable for their intended use.

We intend to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving our investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property

Commonwealth Business Center Phase I

As of December 31, 2001, there were 9 tenants leasing space aggregating approximately 75,600 square feet of rentable area at Commonwealth Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase I are professional service entities. The principal occupations/professions practiced include insurance and machinery sales/services. One tenant individually leases more than 10% of Commonwealth Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 90% (2001), 86% (2000), 93% (1999), 89% (1998) and 87% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                      Year of            Square Feet and % of         Current Annual Rental
Major Tenant (1):                    Expiration            Net Rentable Area             per Square Foot
-------------------------------- ------------------  ----------------------------  ---------------------------
               1                        2004                45,527  (54.4%)                  $ 7.55
  Major tenants are those that individually occupy 10% or more of the rentable square footage.

Plainview Point Office Center Phase I and II

As of December 31, 2001, there were 7 tenants leasing space aggregating approximately 47,000 square feet of rentable area at Plainview Point Office Center Phases I and II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phases I and II are professional service entities. The principal occupations/professions practiced include a business school, mortgage company and insurance. Two tenants individually lease more than 10% of Plainview Point Office Center's rentable area. The occupancy levels at the office center as of December 31 were 84% (2001), 77% (2000), 79% (1999), 65% (1998) and 73% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major leases in effect on December 31, 2001:

                                      Year of            Square Feet and % of         Current Annual Rental
Major Tenant (1):                    Expiration            Net Rentable Area             per Square Foot
-------------------------------- ------------------  ----------------------------  ---------------------------
               1                        2004               28,675  (50.5%)                   $11.07
               2                        2004                7,428  (13.1%)                   $13.60
  Major tenants are those that individually occupy 10% or more of the rentable square footage.

The Willows of Plainview Phase I

Apartments at The Willows of Plainview Phase I include one and two-bedroom lofts and deluxe apartments and two-bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators and garbage disposals. All apartments, except one-bedroom lofts have washer/dryer hook-ups. The one-bedroom lofts have stackable washers and dryers. Tenants have access to and the use of coin-operated washer/dryer facilities, clubhouse, management offices, pool, whirlpool and tennis courts.

Monthly rental rates at The Willows of Plainview Phase I start at $699 for one-bedroom apartments, $959 for two-bedroom apartments and $1,059 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year, however some apartments will be rented on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 78% (2001), 87% (2000), 96% (1999), 86% (1998) and 92% (1997). See Part II, Item 7 for average occupancy information.

The following is information regarding the joint venture properties in which we have a 10% or greater interest as of and for the year ending December 31, 2001. We had a 9.7%, 4.96% and 3.97% joint venture interest in The Willows of Plainview Phase II, Plainview Point III Office Center and Golf Brook Apartments, respectively, as of and for the year ending December 31, 2001.

Blankenbaker Business Center 1A

Sykes Health Plan Services Bureau, Inc. ("SHPS, Inc.") leases 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. SHPS, Inc. is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2001, 2000, 1999, 1998 and 1997 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the lease in effect on December 31, 2001:

                                      Year of            Square Feet and % of         Current Annual Rental
            Tenant                   Expiration          Net Rentable Area (1)           per Square Foot
-------------------------------- ------------------  ----------------------------  ---------------------------
          SHPS, Inc.                    2005               100,640  (100%)                   $ 7.48
  Rentable area includes ground floor and mezzanine square feet.

Lakeshore Business Center Phase I

As of December 31, 2001, there were 32 tenants leasing space aggregating approximately 93,000 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 89% (2001), 85% (2000), 73% (1999), 85% (1998) and 96% (1997). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2001, there were 20 tenants leasing space aggregating approximately 80,000 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 82% (2001), 86% (2000), 72% (1999), 79% (1998) and 100% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                     Year of             Square Feet and % of         Current Annual Rental
Major Tenant (1):                  Expiration (2)          Net Rentable Area             per Square Foot
-------------------------------- ------------------  ---------------------------- ---------------------------
              1                        2002                28,312  (29.1%)                   $12.54
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
  On January 1, 2002, the tenant extended their lease to 2008 under substantially the same terms.

Lakeshore Business Center Phase III

As of December 31, 2001, there were 2 tenants leasing approximately 11,000 square feet of the rentable area at Lakeshore Business Center Phase III. The lease provides for the tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. Tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced include insurance services and telecommunications. The occupancy level at the business center as of December 31 were 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                      Year of            Square Feet and % of         Current Annual Rental
Major Tenant (1):                    Expiration            Net Rentable Area             per Square Foot
-------------------------------- ------------------  ----------------------------  ---------------------------
               1                       2006                 4,689  (11.9%)                   $13.60
               2                       2006                 6,190  (15.8%)                   $13.50
  Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                        Federal            Property             Annual
                                                       Tax Basis           Tax Rate         Property Taxes
                                                   -----------------   ----------------   ------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                $  4,132,154           .010560           $     43,736
Plainview Point Office Center Phases I and II       $  3,680,338           .010660           $     18,074
The Willows of Plainview Phase I                    $  7,552,479           .010660           $     58,879

Property Owned in Joint Venture with
NTS-Properties V
The Willows of Plainview Phase II                   $  8,118,756           .010660           $     64,026

Properties Owned in Joint Venture with
NTS-Properties VI
Golf Brook Apartments                               $ 16,649,239           .017600           $    285,540
Plainview Point III Office Center                   $  4,861,809           .010660           $     34,480

Property Owned in Joint Venture with
NTS-Properties VII and NTS-Properties Plus Ltd.
Blankenbaker Business Center 1A                     $  7,372,634           .010560           $     49,412

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I                   $ 10,446,045           .025049           $    163,045
Lakeshore Business Center Phase II                  $ 12,533,546           .025049           $    181,710
Lakeshore Business Center Phase III                 $  4,599,680           .025049           $     57,237

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Investments in Joint Ventures

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Willows Phase II Joint Venture

On September 1, 1984, we entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate a 144 - unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the joint venture shall continue until dissolved.

Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash equivalent assets;

  The vote or consent of each of the Partners to dissolve the Partnership; or

  September 30, 2028.

We contributed land valued at approximately $800,000 and NTS-Properties V contributed approximately $7,455,000, the construction and carrying costs of the apartment complex. No future contributions are anticipated as of December 31, 2001.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balances of the mortgages at December 31, 2001 total approximately $4,244,000. The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property.

"Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all Partners. Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 9.70% at December 31, 2001, 2000 and 1999.

NTS Sabal Golf Villas Joint Venture

On September 1, 1985, we entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash-equivalent assets;

  the vote or consent of each of the Partners to dissolve the Partnership; or

  September 30, 2025.

We contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. NTS-Properties VI contributed approximately $15,800,000, the cost of constructing and leasing apartments. NTS-Properties VI also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 2001.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The original borrowings obtained by NTS-Properties VI for Golf Brook Apartments were used to fund a portion of NTS-Properties VI's contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $7,691,672 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property, and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 3.97% at December 31, 2001, 2000 and 1999.

Plainview Point III Joint Venture

On March 1, 1987, we entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point III Office Center. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets of the real property, unless such disposition is, in whole or in part, represented by a promissory note of the purchaser;

  the vote or consent of each of the Partners to dissolve the Partnership; or

  December 30, 2026.

We contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. NTS-Properties VI contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties VI also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2001.

Plainview Point III Office Center is encumbered by a mortgage payable to a bank. The current mortgage payable of approximately $3,135,000 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at 8.38%, matures December 1, 2010 and is secured by the assets of Plainview Point III Office Center. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property, and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or net loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 4.96% at December 31, 2001, 2000 and 1999.

Blankenbaker Business Center Joint Venture

On August 16, 1994, the Blankenbaker Business Center joint venture agreement was amended to admit us to the joint venture. The joint venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of our General Partner, to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets of the real property and parking lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

  the vote or consent of each of the Partners to dissolve the Partnership; or

  December 31, 2030.

In 1990, when the joint venture was originally formed, NTS-Properties VII, Ltd. contributed approximately $450,000, which was used for additional tenant improvements to the business center, and contributed approximately $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of approximately $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of approximately $4,800,000. The outstanding balance at December 31, 2001 was approximately $2,236,000. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate +1.5%. In order for the joint venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the joint venture to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the joint venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000 in accordance with the agreement to amend the joint venture agreement. The need for additional capital by the joint venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. The lease expanded SHPS, Inc.'s leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, SHPS, Inc. occupied 100% of the business center. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the joint venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the joint venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. No future contributions are anticipated as of December 31, 2001.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or net loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 29.61% at December 31, 2001, 2000 and 1999.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

Property	Contributing Owner

Lakeshore Business Center Phase I	NTS-Properties IV and NTS-Properties V

Lakeshore Business Center Phase II	NTS-Properties Plus Ltd.

Undeveloped land adjacent to the Lakeshore	NTS-Properties Plus Ltd.
Business Center development (3.8 acres)

Undeveloped land adjacent to the Lakeshore	NTS/Fort Lauderdale, Ltd.
Business Center development (2.4 acres)

University Business Center Phase II	NTS-Properties Vand NTS Properties Plus Ltd.

The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our real property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

  the vote or consent of each of the Partners to dissolve the Partnership; or

  December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the

L/U II Joint Venture. In addition to the above, we also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, we obtained a 17.86% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

      Loan Balance
       at 12/31/01                        Encumbered Property
--------------------------     ------------------------------------------
  $          3,758,395         Lakeshore Business Center Phase I
  $          4,043,630         Lakeshore Business Center Phase II
  $          1,720,475         Lakeshore Business Center Phase III

The loans are recorded as liabilities of the L/U II Joint Venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization. The mortgage of Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003. As of December 31, 2001, the interest rate was 4.44%. We anticipate replacing the construction loan with permanent financing at or before its maturity.

On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the L/U II Joint Venture. The other partners in the joint venture, including us, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, our percentage of ownership in the joint venture was 10.92%, as compared to 11.93% prior to July 1, 2000, and 17.86% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture sold 2.4 acres of land adjacent to the Lakeshore Business Center for a price of $528,405. We had an 11.93% interest in the joint venture at that date.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interest. The term "Net Cash Flow" means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or net loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 10.92%, 10.92% and 11.93% at December 31, 2001, 2000 and 1999, respectively.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2001, one apartment community was under construction in the vicinity of Golf Brook Apartments. The scheduled completion date is unknown at this time. In the vicinity of The Willows of Plainview (Phase I, Phase II and Park at the Willows), there is one new apartment community with 328 apartment units completed as of March 1, 2001. Currently, the effect these new properties will have on occupancy at Golf Brook Apartments and the Willows of Plainview is unknown. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates IV. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $133,416 in property management -fees for the year ended December 31, 2001. $76,855 was received from commercial properties and $56,561 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are or could be in competition with us, potential conflicts of interest exist. Specifically, an affiliate of the General Partner that manages an apartment complex, with 400+ apartment units, that is in direct competition with The Willows of Plainview Apartments. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe the Property Manager's agreement is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however, per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the various participants in the consolidation, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each participant in the consolidation, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. We had 1,367 limited partners as of January 31, 2002. Cash distributions and allocations of income and loss are made as described in Note 1D to our 2001 Financial Statements in Item 8.

No distributions were paid during 2001, 2000 or 1999. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distributions that represents a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") basis has been omitted.

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                     2001            2000            1999           1998          1997
                                 ------------    ------------    ------------   ------------  ------------
Rental and other income         $  2,409,585    $  2,474,093    $  2,333,381   $  2,273,371  $  2,486,019
Income (loss) from
 investment in joint
 ventures                             63,818          89,039          82,475        154,446       (90,711)
Gain on sale of assets                    90              --              --             --            --
Total expenses                    (2,364,503)     (2,326,737)     (2,418,547)    (2,329,521)   (2,372,645)
                                 ------------    ------------    ------------   ------------  ------------

Net income (loss) before
 extraordinary item             $    108,990    $    236,395    $     (2,691)  $     98,296  $     22,663
Extraordinary item                        --              --              --             --       (71,713)
                                 ------------    ------------    ------------   ------------  ------------

Net income (loss)               $    108,990    $    236,395    $     (2,691)  $     98,296  $    (49,050)
                                 ============    ============    ============   ============  ============

Net income (loss)
 allocated to:
  General Partner               $      1,090    $      2,364    $        (27)  $        983  $       (490)
  Limited partners              $    107,900    $    234,031    $     (2,664)  $     97,313  $    (48,560)

Net income (loss) per
 limited partnership
 Interest                       $       4.48    $       9.67    $      (0.11)  $       3.75  $      (1.82)

Weighted average number
 of limited partnership
 Interests                            24,104          24,208          24,778         25,918        26,708

Cumulative net income
 (loss) allocated to:
  General Partner               $      7,326    $      6,236    $      3,872   $      3,899  $      2,916
  Limited partners              $    725,120    $    617,220    $    383,189   $    385,853  $    288,540

Cumulative taxable
 income (loss) allocated to:
  General Partner               $    (24,899)   $    (25,603)   $    (27,678)  $    (26,810) $    (24,092)
  Limited partners              $ (2,464,497)   $ (2,535,209)   $ (2,740,689)  $ (2,654,795) $ (2,385,433)

Cumulative distributions
 declared:
  General Partner               $    218,253    $    218,253    $    218,253   $    218,253  $    218,253
  Limited partners              $ 21,607,636    $ 21,607,636    $ 21,607,636   $ 21,607,636  $ 21,607,363

At year end:
 Land, buildings and
  amenities, net                $  6,561,375    $  6,907,615    $  7,301,116   $  7,457,476  $  7,687,696
Total assets                    $  8,320,129    $  8,615,520    $  9,024,075   $  9,578,845  $ 10,113,096
Mortgages and note
 payable                        $  4,356,152    $  4,846,678    $  5,317,257   $  5,750,946  $  6,138,591

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The data in the table above has been restated for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                             2001 (1)       2000        1999
                                                           ------------   --------    --------
Wholly-Owned Properties
Commonwealth Business Center Phase I                           90%            86%         93%
Plainview Point Office Center Phases I and II                  84%            77%         79%
The Willows of Plainview Phase I (2)                           78%            87%         96%

Properties Owned in Joint Venture with NTS-Properties V
(ownership % at December 31, 2001)
The Willows of Plainview Phase II (9.70%) (2)                  74%            89%         87%

Properties Owned in Joint Venture with NTS-Properties VI
(ownership % at December 31, 2001)
Golf Brook Apartments (3.97%)                                  89%            87%         95%
Plainview Point III Office Center (4.96%) (3)                  54%            73%         86%

Property Owned in Joint Venture with NTS-Properties VII,
Ltd. and NTS-Properties Plus Ltd. (ownership % at
December 31, 2001)
Blankenbaker Business Center 1A  (29.61%)                     100%           100%        100%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (4)                          89%            85%         73%
Lakeshore Business Center Phase II(2) (4)                      82%            86%         72%
Lakeshore Business Center Phase III (5)                        28%            12%         N/A
  Current occupancy levels are considered adequate to continue operation of our properties, with the exception of Plainview Point III Office Center.
  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Plainview Point III Office Center will not be able to operate indefinitely at this level of occupancy without additional capital contributions or debt financing. We are actively seeking tenants to lease additional space, but the vacant space may remain so for a protracted length of time.
  Ownership percentage was 10.92% as of December 31, 2001 and 2000, and 11.93% as of December 31, 1999.
  Ownership was 10.92% as of December 31, 2001 and 2000. We expect occupancy levels to stabilize near those of Phases I and II over the next two years.

The average occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                               2001          2000         1999
                                                             --------      --------     --------
Wholly-Owned Properties
Commonwealth Business Center Phase I (1)                        89%            91%          95%
Plainview Point Office Center Phases I and II                   79%            75%          58%
The Willows of Plainview Phase I (1)                            87%            94%          94%

Properties Owned in Joint Venture with NTS-Properties V
(ownership % at December 31, 2001)
The Willows of Plainview Phase II (9.70%) (1)                   83%            92%          93%

Properties Owned in Joint Venture with NTS-Properties VI
(ownership % at December 31, 2001)
Golf Brook Apartments  (3.97%) (1)                              90%            92%          94%
Plainview Point III Office Center (4.96%)                       90%            88%          91%

Property Owned in Joint Venture with NTS-Properties VII,
Ltd. and NTS-Properties Plus Ltd.  (ownership % at
December 31, 2001)
Blankenbaker Business Center 1A (29.61%)                       100%           100%         100%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (2)                           85%            78%          74%
Lakeshore Business Center Phase II (1) (2)                      82%            83%          85%
Lakeshore Business Center Phase III (3)                         26%            12%          N/A
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Ownership percentage was 10.92% as of December 31, 2001 and 2000, and 11.93% as of December 31, 1999.
  Ownership percentage was 10.92% as of December 31, 2001 and 2000. We expect occupancy levels to stabilize near those of Phases I and II over the next two years.

Rental and Other Income

The rental and other income generated by our properties and joint ventures for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                               2001           2000           1999
                                                            -----------    -----------    ------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                       $   724,242    $   756,598    $   793,230
Plainview Point Office Center Phases I and II              $   548,217    $   512,900    $   331,212
The Willows of Plainview Phase I                           $ 1,124,164    $ 1,187,368    $ 1,182,573

Properties Owned in Joint Venture with NTS-Properties V
(ownership % at December 31, 2001)
The Willows of Plainview Phase II (9.70%)                  $ 1,243,469    $ 1,318,620    $ 1,341,677

Properties Owned in Joint Venture with NTS-Properties VI
(ownership % at December 31, 2001)
Golf Brook Apartments  (3.97%)                             $ 2,940,558    $ 3,271,227    $ 2,980,021
Plainview Point III Office Center (4.96%)                  $   858,673    $   848,522    $   852,836

Property Owned in Joint Venture with NTS-Properties VII,
Ltd. and NTS-Properties Plus Ltd.  (ownership % at
December 31, 2001)
Blankenbaker Business Center 1A (29.61%)                   $   935,165    $   908,100    $   914,526

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (1)                      $ 1,608,506    $ 1,404,217    $ 1,284,362
Lakeshore Business Center Phase II (1)                     $ 1,460,407    $ 1,414,306    $ 1,408,339
Lakeshore Business Center Phase III                        $   214,052    $     5,122    $       N/A
  Ownership percentage was 10.92% as of December 31, 2001 and 2000, and 11.93% as of December 31, 1999.

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Rental Income

Rental income increased approximately $151,000, or 7%, in 2000. The increase is primarily the result of increased income collected at Plainview Point Office Center Phases I and II. This was due to an increase in average occupancy of 17%.

Interest and Other Income

Interest and other income decreased approximately $5,400, or 22%, and $10,000, or 29%, from 2000 to 2001, and from 1999 to 2000, respectively, as a result of decreased cash reserves available for investment.

Income From Joint Ventures

Income from joint ventures decreased approximately $25,000 from 2000 to 2001. The decrease is primarily due to a decrease in net income at Golfbrook Apartments due to a defective siding settlement received in 2000 and a decrease in net income at Lakeshore Business Center Phase III due to increased operating expenses as a result of the building being placed in service October of 2000. The decrease is partially offset by an increase in net income at Lakeshore Business Center Phases I and II due to the loss on disposal of assets in 2000 and an increase in net income at Blankenbaker Business Center 1A, Plainview Point III Office Center and The Willow of Plainview Phase II.

Operating Expenses

Operating expenses increased approximately $43,500, or 8%, from 2000 to 2001, primarily as a result of increased landscape expense at The Willows of Plainview Phase I and increased repair and maintenance expense at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II.

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $30,000, or 7%, from 1999 to 2000, primarily as a result of decreased personnel costs. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and others necessary to manage and operate our properties.

Loss on Disposal of Assets

Loss on disposal of assets for the twelve months ended December 31, 2000 can be attributed to the retirement of building costs at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II. The losses are the result of exterior wood replacements at The Willows of Plainview Phase I and common area renovations at Plainview Point Office Center Phases I and II.

Interest Expense

Interest expense decreased approximately $42,000, or 11%, and $30,000, or 7%, from 2000 to 2001, and from 1999 to 2000, respectively, as a result of required principal payments on the mortgages payable of The Willows of Plainview Phase I and Commonwealth Business Center Phase I.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $15,000, or 14%, from 2000 to 2001. The increase is primarily due to increased legal fees in 2001. Professional and administrative expenses decreased approximately $32,000, or 23%, from 1999 to 2000, primarily as a result of decreased costs incurred in connection with the tender offers (see Part II, Item 8 - Note 3).

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $34,000, or 28%, from 2000 to 2001, respectively, primarily as a result of increased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the Partnership.

Depreciation and Amortization

Depreciation and amortization increased approximately $38,600, or 9%, from 1999 to 2000, primarily as a result of assets placed in service at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $15,414,000.

Consolidated Cash Flows and Financial Condition

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. As a part of our cash management activities, we have periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return of our excess cash reserves. We hold the securities until maturity. Cash flows provided by investing activities result from the maturity of investment securities. Cash flows used in financing activities consist of cash distributions, principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership Interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2001.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Operating activities                                 $      745,729   $      550,526   $      587,467
Investing activities                                       (183,059)         (43,768)        (132,177)
Financing activities                                       (490,526)        (493,579)        (659,189)
                                                      --------------   --------------   --------------

  Net increase (decrease) in cash and equivalents    $       72,144   $       13,179   $     (203,899)
                                                      ==============   ==============   ==============

Net cash provided by operating activities increased approximately $195,000, or 36%, in 2001, primarily as a result of increased accounts payable.

Net cash provided by operating activities decreased approximately $37,000, or 7%, in 2000. The decrease was primarily driven by a decrease in accounts payable, an increase in accounts receivable and is partially offset by an increase in net income from operations.

Net cash used in investing activities increased approximately $139,000 in 2001. The increase is primarily a result of an increase in investment in or advances to joint ventures.

Net cash used in investing activities decreased approximately $88,000, or 67%, in 2000. The decrease in cash used in investing activities was primarily driven by decreased need for capital expenditures.

The approximate $166,000 decrease in net cash used in financing activities in 2000 is primarily driven by a decrease in the repurchase of limited partnership Interests.

We have not made any cash distributions since the quarter ended September 30, 1996. Distributions will be resumed once we have established adequate cash reserves and are generating cash from operations which, in management's opinion, are sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on our balance sheet as of December 31) were $462,107 and $389,963 at December 31, 2001 and 2000, respectively.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital in accordance with GAAP basis has been omitted.

Our plans for renovations, other major capital expenditures, and other commitments that will affect future liquidity are described below.

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund our operations of the L/U II Joint Venture.

The demand on future liquidity is anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001 at the end of their lease. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000 will likely be needed for tenant finish costs. Our share of these costs would be approximately $16,000.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

As of December 31, 2001 we have a commitment for approximately $24,000 at Commonwealth Business Center I and a commitment for approximately $30,000 at Plainview Point Phases I & II for HVAC Repairs/Replacements in 2001.

We began the renovation of the community clubhouse at The Willows of Plainview Apartments in the fourth quarter 2001. It is currently estimated that the total costs for the renovation will be approximately $227,800, which consists of $205,000 for The Willows of Plainview Phase I's share of the costs and $22,800 for our share (9.7%) of the Willows of Plainview Phase II's share of the costs. We will fund our share of the clubhouse renovations from existing working capital. The renovation is expected to be complete in March 2002.

The L/U II Joint Venture anticipates replacing the roof in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this project will be approximately $21,840 and will be funded from existing working capital. Management reassessed the useful life of the existing roof and adjusted it accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We had no other material commitments for renovations or capital improvements as of December 31, 2001.

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in June 1996. During the years ended December 31, 1998, 1997 and 1996, we funded approximately $202,000, $45,000, and $575,000, respectively, to the reserve. Through November 20, 1998 (the commencement of the First Tender Offer), we had repurchased 4,436 Interests for $700,920 at a price ranging from $150 to $205 per Interest. Repurchased Interests are retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves.

Between November 20, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the first two tender offers, we repurchased 1,100 Interests for $225,500 or $205 per Interest. ORIG purchased 2,404 Interests for $492,820 or $205 per Interest. Through the third tender offer, we repurchased 100 Interests for $23,000 or $230 per Interest. ORIG purchased 2,992 Interests for $688,160 or $230 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held.

On August 13, 2001, ORIG, (the "Offeror"), commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. The initial expiration date of the offer was November 13, 2001. On November 9, 2001 the expiration date was extended to December 13, 2001 and the numbers of Interests to be purchased was increased from 2,000 to 4,000. Interests acquired by ORIG will be held by it. Our General Partner, NTS-Properties Associates, IV, did not participate in the tender offer. ORIG purchased 2,163 Interests at a total cost of $497,490 plus offering expenses.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

The following describes the efforts being taken by us to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are conducted by an on-site leasing agent, an employee of NTS Development Company, (an affiliate of our General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff who are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I, II and III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                    -------------------------------------------------------------------------
                                                    Within One     Two - Three     Four - Five      After 5
    Contractual Obligations             Total          Year           Years           Years          Years
---------------------------------   -------------  -------------  -------------  -------------  -------------
Long-term debt                       $  4,356,152   $    570,606   $  1,184,620   $    511,415   $  2,089,511

Capital lease obligations            $         --   $        --    $         --   $         --   $         --

Operating leases (1)                 $         --   $        --    $         --   $         --   $         --

Other long-term obligations (2)      $         --   $        --    $         --   $         --   $         --
                                     ------------   ------------   ------------   ------------   ------------
Total contractual cash
  obligations                        $  4,356,152   $    570,606   $  1,184,620   $    511,415   $  2,089,511
                                     ============   ============   ============   ============   ============
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.

                                                 Amount of Commitment Expiration Per Period
                                         ------------------------------------------------------------
                                     Total
     Other Commercial               Amounts       Within One     Two - Three     Four - Five      Over 5
       Commitments                 Committed         Year           Years           Years          Years
-------------------------------- -------------  -------------   -------------   -------------  ------------
Line of credit                    $         --   $         --    $         --    $         --   $        --

Standby letters of credit and
 guarantees (1)                   $ 16,028,646   $  1,733,644    $  5,493,336    $  3,703,444   $ 5,098,222

Other commercial
 commitments (2)                  $         --   $         --    $         --    $         --   $        --
                                  ------------   ------------    ------------    ------------   -----------
Total commercial commitments      $ 16,028,646   $  1,733,644    $  5,493,336    $  3,703,444   $ 5,098,222
                                  ============   ============    ============    ============   ===========
  As an investor in numerous joint ventures, we are jointly and severally liable for certain of their debts that are not reflected on our financial statements. See Note 4 of the NTS-Properties IV, Ltd. Combined Joint Ventures.
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

Significant Accounting Pronouncements Which Affect Us

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF determined that a proportionate gross financial statement presentation, which is referred to as "proportionate consolidation" in the Notes to Financial Statements, is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the entity invested in is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The EITF consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of some of the financial statements' captions and amounts.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;
  competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;
  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants, especially for Plainview Point III;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God and;
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $20,110 note payable on The Willows of Plainview Phase I. At December 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $160,500 decrease in the fair value of debt and would not have a significant effect on interest expense of the variable rate note.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties IV, Ltd. (a Kentucky limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV, LTD.
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                               2001             2000
                                                          --------------   --------------

ASSETS
Cash and equivalents                                      $    462,107     $    389,963
Cash and equivalents - restricted                               27,757           39,544
Accounts receivable                                            143,553          230,025
Land, buildings and amenities, net                           6,561,375        6,907,615
Investment in and advances to joint ventures                   952,413          850,089
Other assets                                                   172,924          198,284
                                                          --------------   --------------

     TOTAL ASSETS                                         $  8,320,129     $  8,615,520
                                                          ==============   ==============

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                $  4,356,152     $  4,846,678
Accounts payable                                               111,790           39,176
Security deposits                                               29,931           31,035
Other liabilities                                               38,061           23,426
                                                          --------------   --------------

     TOTAL LIABILITIES                                       4,535,934        4,940,315

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                             3,784,195        3,675,205
                                                          --------------   --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $  8,320,129     $  8,615,520
                                                          ==============   ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    2001           2000           1999
                                               -------------- -------------- --------------
REVENUES
Rental income                                  $  2,390,579   $  2,449,691   $  2,298,847
Income from investment in joint ventures             63,818         89,039         82,475
Gain on sale of assets                                   90             --             --
Interest and other income                            19,006         24,402         34,534
                                               -------------- -------------- --------------

     TOTAL REVENUES                               2,473,493      2,563,132      2,415,856
                                               -------------- -------------- --------------

EXPENSES
Operating expenses                                  572,703        529,115        536,237
Operating expenses - affiliated                     408,560        387,017        417,342
Loss on disposal of assets                            2,147         43,220         46,042
Interest expense                                    356,679        398,435        428,042
Management fees                                     133,416        137,432        130,281
Real estate taxes                                   120,689        112,527        112,835
Professional and administrative expenses            124,299        109,626        142,009
Professional and administrative expenses -
  affiliated                                        157,274        123,096        158,042
Depreciation and amortization                       488,736        486,269        447,717
                                               -------------- -------------- --------------

     TOTAL EXPENSES                               2,364,503      2,326,737      2,418,547
                                               -------------- -------------- --------------

Net income (loss)                              $    108,990   $    236,395   $     (2,691)
                                               ============== ============== ==============

Net income (loss) allocated to the limited
  partners                                     $    107,900   $    234,031   $     (2,664)
                                               ============== ============== ==============

Net income (loss) per limited partnership
  Interest                                     $       4.48   $       9.67   $      (0.11)
                                               ============== ============== ==============

Weighted average number of limited
  partnership Interests                              24,104         24,208         24,778
                                               ============== ============== ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                            Limited        General
                                            Partners       Partner          Total
                                         -------------- -------------- ---------------
PARTNERS' EQUITY/(DEFICIT)
Balances at December 31, 1998            $  3,904,356   $   (214,355)  $   3,690,001

  Net loss                                     (2,664)           (27)         (2,691)

Repurchase of limited partnership
  Interests                                  (225,500)            --        (225,500)
                                         -------------- -------------- ---------------

Balances at December 31, 1999               3,676,192       (214,382)      3,461,810

  Net income                                  234,031          2,364         236,395

Repurchase of limited partnership
  Interests                                   (23,000)            --         (23,000)
                                         -------------- -------------- ---------------

Balances at December 31, 2000               3,887,223       (212,018)      3,675,205

  Net income                                  107,900          1,090         108,990
                                         -------------- -------------- ---------------

Balances at December 31, 2001            $  3,995,123   $   (210,928)  $   3,784,195
                                         ============== ============== ===============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                              2001           2000         1999
                                                           ----------     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ 108,990      $ 236,395    $  (2,691)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Accrued interest on investment securities                       --             --        2,569
  Loss on disposal of assets                                   2,147         43,220       46,042
  Gain on sale of assets                                         (90)            --           --
  Depreciation and amortization                              530,199        528,405      490,899
  Income from investment in joint ventures                   (63,818)       (89,039)     (82,475)
  Changes in assets and liabilities:
   Cash and equivalents - restricted                          11,787         (1,536)     122,005
   Accounts receivable                                        86,472         28,926      (21,278)
   Other assets                                              (16,103)       (44,474)     (74,714)
   Accounts payable                                           72,614       (134,608)     106,851
   Security deposits                                          (1,104)       (13,518)        (857)
   Other liabilities                                          14,635         (3,245)       1,116
                                                           ---------      ---------    ---------

   Net cash provided by operating activities                 745,729        550,526      587,467
                                                           ---------      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                  (144,761)      (135,988)    (337,399)
Proceeds from sale of assets                                     208             --           --
Maturity of investment securities                                 --             --      140,000
Investment in and advances (to) from joint ventures          (38,506)        92,220       65,222
                                                           ---------      ---------    ---------

   Net cash used in investing activities                    (183,059)       (43,768)    (132,177)
                                                           ---------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                    31,742             --           --
Principal payments on mortgages and note payable            (522,268)      (470,579)    (433,689)
Repurchase of limited partnership Interests                       --        (23,000)    (225,500)
                                                           ---------      ---------    ---------

   Net cash used in financing activities                    (490,526)      (493,579)    (659,189)
                                                           ---------      ---------    ---------

   Net increase (decrease) in cash and equivalents            72,144         13,179     (203,899)

CASH AND EQUIVALENTS, beginning of period                    389,963        376,784      580,683
                                                           ---------      ---------    ---------

CASH AND EQUIVALENTS, end of period                        $ 462,107      $ 389,963    $ 376,784
                                                           =========      =========    ==========

Interest paid on a cash basis                              $ 352,461      $ 391,080    $ 427,970
                                                           =========     ==========    =========

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties IV, Ltd. (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures. We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

B) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

From inception, we used the proportionate consolidation method of accounting for joint venture properties. Our proportionate interest in the joint ventures' assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with our own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by us due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships, which have formed joint ventures, are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their assets, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of our General Partner that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of our operations.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Please see the accompanying NTS-Properties IV Combined Joint Ventures' financial statements and notes, which include the combined financial statements of the joint ventures listed in Note 1C.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

  Commonwealth Business Center Phase I, a business Center with approximately 84,000 net rentable square feet in Louisville, Kentucky.

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

  A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

     Lakeshore Business Center Phase I - a business center with approximately 104,000 rentable square feet located in Fort Lauderdale,
     Florida.

     Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort
     Lauderdale, Florida.

     Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale,
     Florida.

D) Allocation of Net Income (Loss) and Cash Distributions

Net cash receipts made available for distribution, as defined in the Partnership Agreement, will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% preference distribution as defined in the Partnership Agreement; 2) to the General Partner in an amount equal to approximately 10% of the limited partners' 8% preference distribution; and 3) the remainder, 90% to the limited partners and 10% to the General Partner. Starting December 31, 1996, we have indefinitely interrupted distributions.

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

E) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                                     2001           2000         1999
                                                  ----------     ----------   ----------
Net income (loss)                                 $ 108,990      $ 236,395    $  (2,691)
Items handled differently for tax purposes:
  Gain on sale of assets                                 --             --       (9,274)
  Depreciation and amortization                       5,057          4,669     (107,141)
  Capitalized leasing costs                              --             --          526
  Rental income                                          --             --       10,779
  Prepaid rent                                       14,634             --           --
  Accrued expenses                                    2,000             --           --
  Allowance for doubtful accounts                        --             --       (2,032)
  Other                                             (59,255)       (33,509)      23,071
                                                  ----------     ----------   ----------

Taxable income (loss)                             $  71,426      $ 207,555    $ (86,762)
                                                  ==========     ==========   ==========

F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2001, approximately $347,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's respective lease agreement. Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $112,668 and $118,528 at December 31, 2001 and 2000, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2001, 2000 and 1999.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results or partners' equity.

N) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

NTS-Properties IV, Ltd. owns and operates, either wholly or through a joint venture, commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. We also own and operate, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida. The following table contains approximate data for tenants whose rents represent 10% or more of the Total Revenues:

                         2001                      2000                      1999
               ------------------------  ------------------------  ------------------------
                                % of                     % of                      % of
Major Tenant:     Rents       Revenue       Rents       Revenue       Rents       Revenue
-------------  -----------  -----------  -----------  -----------  -----------  -----------
      1        $  320,623     (12.97)%   $  304,123     (11.87)%   $  304,123     (12.59)%
      2        $  312,721     (12.65)%   $  286,027     (11.16)%   $      N/A          N/A

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between November 20, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the first two tender offers, we repurchased 1,100 Interests for $225,500 or $205 per Interest. ORIG purchased 2,404 Interests for $492,820 or $205 per Interest. Through the third tender offer, we repurchased 100 Interests for $23,000 or $230 per Interest. ORIG purchased 2,992 Interests for $688,160 or $230 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On August 13, 2001, ORIG, (the "Offeror"), commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. The initial expiration date of the offer was November 13, 2001. On November 9, 2001 the expiration date was extended to December 13, 2001 and the numbers of Interests to be purchased was increased from 2,000 to 4,000. Interests acquired by ORIG will be held by it. Our General Partner, NTS-Properties Associates, IV, did not participate in the tender offer. ORIG purchased 2,163 Interests at a total cost of $497,490 plus offering expenses.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                 2001              2000
                                            --------------    --------------
Land and improvements                       $  3,260,850      $  3,247,261

Buildings, improvements and amenities         12,180,635        12,066,027
                                            -------------     -------------

                                              15,441,485        15,313,288

   Less accumulated depreciation               8,880,110         8,405,673
                                            -------------     -------------

                                            $  6,561,375      $  6,907,615
                                            =============     =============

Note 5- Mortgages and Note Payable

Mortgages and note payable as of December 31 consist of the following:

                                                           2001              2000
                                                       ------------      ------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.8%, due October 1,
2004, secured by land and a building.                  $ 1,092,538       $ 1,417,758

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.15%, due January 5,
2013, secured by land, buildings and amenities.          1,661,672         1,756,662

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.15%, due January 5,
2013, secured by land, buildings and amenities.          1,581,832         1,672,258

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6%, due March 27,
2003. At December 31, 2001, the interest rate was 6%.       20,110                --
                                                       ------------      ------------

                                                       $ 4,356,152       $ 4,846,678
                                                       ============      ============

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
---------------------------------     ---------------------------
            2002                      $          570,606
            2003                                 605,031
            2004                                 579,589
            2005                                 246,597
            2006                                 264,818
         Thereafter                            2,089,511
                                      ---------------------------

                                      $        4,356,152
                                      ===========================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,400,300.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases for our commercial properties as of December 31, 2001:

For the Years Ended December 31,                Amount
---------------------------------     ---------------------------
           2002                       $         1,129,717
           2003                                 1,069,948
           2004                                   786,680
           2005                                   197,432
           2006                                   113,942
        Thereafter                                  8,574
                                      ---------------------------

                                      $         3,306,293
                                      ===========================

Note 7 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                             For the Years Ended December 31,
                                                       -------------------------------------------
                                                          2001            2000           1999
                                                       -----------     -----------    -----------
Property management fees                               $ 133,416       $ 137,432      $ 130,281
                                                       -----------     -----------    -----------

Property management                                      223,555         249,007        286,325
Leasing                                                  116,210          69,283         88,011
Administrative - operating                                62,174          61,442         30,125
Other                                                      6,621           7,285         12,881
                                                       -----------     -----------    -----------

     Total operating expenses - affiliated               408,560         387,017        417,342
                                                       -----------     -----------    -----------

Professional and administrative expenses - affiliated    157,274         123,096        158,042
                                                       -----------     -----------    -----------

Repairs and maintenance fees                               5,085          13,448         15,827
Leasing commissions                                       11,961          10,022         19,607
Other                                                      2,050              --             --
                                                       -----------     -----------    -----------

     Total related party transactions capitalized         19,096          23,470         35,434
                                                       -----------     -----------    -----------

     Total related party transactions                  $ 718,346         671,015      $ 741,099
                                                       ===========     ===========    ===========

Note 8 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

We have a commitment at The Willows of Plainview Phase I for $205,000 for its share of the renovation costs for the community clubhouse. The total costs for the renovation are estimated to be $500,000. We began the renovation of the community clubhouse at The Willows of Plainview Apartments in the fourth quarter of 2001. The renovation is expected to be complete in March 2002. We will fund The Willows of Plainview Phase I's share of the costs from existing working capital.

As of December 31, 2001, we have a commitment for approximately $24,000 at Commonwealth Business Center I and a commitment for approximately $30,000 at Plainview Point Office Center Phases I and II for HVAC repairs and replacement.

Note 9 - Segment Reporting

Our reportable operating segments include - Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                                2001
                                            -----------------------------------------------
                                             Residential       Commercial         Total
                                            --------------   --------------   -------------
Rental income                               $  1,122,212     $  1,268,367     $  2,390,579
Other income                                       1,952            4,093            6,045
Gain on sale of assets                                90               --               90
                                            -------------    -------------    -------------

     Total revenues                         $  1,124,254     $  1,272,460     $  2,396,714
                                            =============    =============    =============

Operating expenses and operating expenses
  - affiliated                              $    493,709     $    485,554     $    979,263
Loss on disposal of assets                         2,147              --             2,147
Interest expense                                 241,524          115,155          356,679
Management fees                                   56,561           76,855          133,416
Real estate taxes                                 58,879           61,810          120,689
Depreciation and amortization                    203,670          278,950          482,620
                                            -------------    -------------    -------------

     Total expenses                         $  1,056,490     $  1,018,324     $  2,074,814
                                            -------------    -------------    -------------

Net income                                  $     67,764     $    254,136     $    321,900
                                            =============    =============    =============

Land, buildings and amenities, net          $  3,393,113     $  3,142,339     $  6,535,452
                                            =============    =============    =============

Expenditures for land, buildings and
  amenities                                 $     77,374     $     67,387     $    144,761
                                            =============    =============    =============

Segment liabilities                         $  3,356,103     $  1,153,210     $  4,509,313
                                            =============    =============    =============

                                                                2000
                                            -----------------------------------------------
                                             Residential       Commercial         Total
                                            -------------    --------------   -------------
Rental income                               $  1,185,725     $  1,263,966     $  2,449,691
Other income                                       1,643            5,533            7,176
                                            -------------    -------------    -------------

     Total revenues                         $  1,187,368     $  1,269,499     $  2,456,867
                                            =============    =============    =============

Operating expenses and operating expenses
  - affiliated                              $    425,461     $    490,671     $    916,132
Loss on disposal of assets                        36,067            7,153           43,220
Interest expense                                 255,780          142,655          398,435
Management fees                                   60,503           76,929          137,432
Real estate taxes                                 59,211           53,316          112,527
Depreciation and amortization                    198,720          281,433          480,153
                                            -------------    -------------    -------------

     Total expenses                         $  1,035,742     $  1,052,157     $  2,087,899
                                            -------------    -------------    -------------

Net income                                  $    151,626     $    217,342     $    368,968
                                            =============    =============    =============

Land, buildings and amenities, net          $  3,521,674     $  3,353,903     $  6,875,577
                                            =============    =============    =============

Expenditures for land, buildings and
  amenities                                 $     24,900     $    111,088     $    135,988
                                            =============    =============    =============

Segment liabilities                         $  3,479,057     $  1,466,546     $  4,945,603
                                            =============    =============    =============

                                                                1999
                                            -----------------------------------------------
                                             Residential       Commercial         Total
                                            -------------    --------------   -------------
Rental income                               $  1,180,538     $  1,118,309     $  2,298,847
Other income                                       2,035            6,134            8,169
                                            -------------    -------------    -------------

     Total revenues                         $  1,182,573     $  1,124,443     $  2,307,016
                                            =============    =============    =============

Operating expenses and operating expenses
  - affiliated                              $    405,128     $    548,451     $    953,579
Loss on disposal of assets                        18,993           27,049           46,042
Management fees                                   63,111           67,170          130,281
Real estate taxes                                 60,728           52,107          112,835
Depreciation and amortization                    192,105          252,188          444,293
                                            -------------    -------------    -------------

     Total expenses                         $    740,065     $    946,965     $  1,687,030
                                            -------------    -------------    -------------

Net income                                  $    442,508     $    177,478     $    619,986
                                            =============    =============    =============

Land, buildings and amenities, net          $  3,731,562     $  3,531,401     $  7,262,963
                                            =============    =============    =============

Expenditures for land, buildings and
  amenities                                 $     95,600     $    228,083     $    323,683
                                            =============    =============    =============

Segment liabilities                         $     53,855     $    145,141     $    198,996
                                            =============    =============    =============

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                   2001               2000             1999
                                               -------------      -------------    -------------
NET REVENUES
Revenues for reportable segments               $  2,396,714       $  2,456,867     $  2,307,016
Other income for Partnership                         12,961             17,226           26,365
Income from investments in joint ventures            63,818             89,039           82,475
                                               -------------      -------------    -------------

     Total consolidated net revenues           $  2,473,493       $  2,563,132     $  2,415,856
                                               =============      =============    =============

OPERATING EXPENSES
Operating expenses for reportable segments     $    979,263       $    916,132     $    953,579
Other operating expenses for Partnership              2,000                 --               --
                                               -------------      -------------    -------------

    Total operating expenses                   $    981,263       $    916,132     $    953,579
                                               =============      =============    =============

INTEREST EXPENSE
Interest expense for reportable segments       $    356,679       $    398,435     $         --
Interest expense for Partnership                         --                 --          428,042
                                               -------------      -------------    -------------

    Total interest expense                     $    356,679       $    398,435     $    428,042
                                               =============      =============    =============

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                          $    482,620       $    480,153     $    444,293
Depreciation and amortization for Partnership         6,116              6,116            3,424
                                               -------------      -------------    -------------

    Total depreciation and amortization        $    488,736       $    486,269     $    447,717
                                               =============      =============    =============

NET INCOME (LOSS)
Net income for reportable segments             $    321,900       $    368,968     $    619,986
Net income (loss) for Partnership                  (212,910)          (132,573)        (622,677)
                                               -------------      -------------    -------------

    Total net  income (loss)                   $    108,990       $    236,395     $     (2,691)
                                               =============      =============    =============

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                          $  6,535,452       $  6,875,577     $  7,262,963
Land, building and amenities for Partnership         25,923             32,038           38,153
                                               -------------      -------------    -------------

    Total land, buildings and amenities        $  6,561,375       $  6,907,615     $  7,301,116
                                               =============      =============    =============

EXPENDITURES
Expenditures for land, buildings and
  amenities for reportable segments            $    144,761       $    135,988     $    323,683
Expenditures for land, buildings and
  amenities for Partnership                              --                 --           13,716
                                               -------------      -------------    -------------

    Total expenditures for land, buildings
      and amenities                            $    144,761       $    135,988     $    337,399
                                               =============      =============    =============

LIABILITIES
Liabilities for reportable segments            $  4,509,313       $  4,945,603     $    198,996
Liabilities for Partnership                          26,621             (5,288)       5,363,269
                                               -------------      -------------    -------------

    Total liabilities                          $  4,535,934       $  4,940,315     $  5,562,265
                                               =============      =============    =============

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                         For the Quarters Ended
                                      ----------------------------------------------------------
           2001                          March 31       June 30      September 30   December 31
------------------------------------- -------------- -------------  -------------- -------------

Total revenues                        $  623,899     $   616,145    $    605,360   $   628,089
Total expenses                           574,697         639,847         590,621       559,338
Net income (loss)                         49,202         (23,702)         14,739        68,751
Net income (loss) allocated to the
  limited partners                        48,710         (23,465)         14,592        68,063
Net income (loss) per limited
  partnership Interest                      2.02           (0.97)           0.61          2.82

The information presented in the table below is based on previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1B for further information regarding our change from the proportionate consolidation method to the equity method.

                                                         For the Quarters Ended
                                      ----------------------------------------------------------
           2000                          March 31       June 30      September 30   December 31
------------------------------------- -------------- -------------  -------------- -------------

Total revenues                        $  841,926     $   831,377    $    863,095   $   832,449
Total expenses                           843,167         765,323         762,474       761,488
Net income (loss)                         (1,241)         66,054         100,621        70,961
Net income (loss) allocated to the
  limited partners                        (1,229)         65,393          99,615        70,252
Net income (loss) per limited
  partnership Interest                     (0.05)           2.70            4.11          2.91

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV, Ltd.:

We have audited the accompanying combined balance sheets of NTS-Properties IV, Ltd. Combined Joint Ventures (the "Combined Joint Ventures" as defined in Note 1 to these combined financial statements) as of December 31, 2001 and 2000, and the related combined statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Combined Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV, LTD.
COMBINED JOINT VENTURES
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                        2001               2000
                                                    -------------      -------------

ASSETS
Cash and equivalents                                $     200,333      $     330,716
Cash and equivalents - restricted                         214,516            132,158
Accounts receivable                                       261,154            199,447
Land, buildings and amenities, net                     33,990,819         35,289,634
Other assets                                              889,683          1,020,530
                                                    -------------      -------------

TOTAL ASSETS                                        $  35,556,505      $  36,972,485
                                                    =============      =============

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                         $  16,028,646      $  17,133,857
Accounts payable                                          861,788          1,136,086
Security deposits                                         314,808            366,656
Other liabilities                                         193,266            329,629
                                                    -------------     --------------

TOTAL LIABILITIES                                      17,398,508         18,966,228

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                       18,157,997         18,006,257
                                                    -------------      -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $  35,556,505      $  36,972,485
                                                    =============      =============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
COMBINED JOINT VENTURES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001           2000           1999
                                                          ------------   ------------   ------------
REVENUES
--------
Rental income                                             $  9,232,433   $  8,833,624   $  8,762,950
Interest and other income                                       28,400        367,453         82,568
Gain on sale of assets                                             100             --         94,347
                                                          -------------  -------------  -------------

     TOTAL REVENUES                                          9,260,933      9,201,077      8,939,865
                                                          -------------  -------------  -------------

EXPENSES
--------
Operating expenses                                           2,543,637      2,136,357      1,958,679
Operating expenses - affiliated                              1,077,617        953,257      1,026,600
Loss on disposal of assets                                       2,978        279,835        177,950
Interest expense                                             1,353,069      1,261,036      1,451,607
Management fees                                                507,747        503,273        493,604
Real estate taxes                                              836,345        772,321        811,197
Professional and administrative expenses                         3,750             --             --
Professional and administrative expenses - affiliated               --        550,000        410,000
Depreciation and amortization                                1,973,519      1,752,102      1,652,942
                                                          -------------  -------------  -------------

    TOTAL EXPENSES                                           8,298,662      8,208,181      7,982,579
                                                          -------------  -------------  -------------

Net income                                                $    962,271   $    992,896   $    957,286
                                                          =============  =============  =============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
COMBINED JOINT VENTURES
STATEMENTS OF PARTNERS' EQUITY(1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                Partners'
                                                 Equity
                                              -------------
PARTNERS' EQUITY
Balances at December 31, 1998                 $ 15,962,626

  Net income                                       957,286

  Distributions                                 (1,701,581)

  Capital contributions                          2,748,600
                                              -------------

Balances at December 31, 1999                   17,966,931

  Net income                                       992,896

  Distributions                                 (1,937,713)

  Capital contributions                            984,143
                                              -------------

Balances at December 31, 2000                   18,006,257

  Net income                                       962,271

  Distributions                                 (1,707,149)

  Capital contributions                            896,618
                                              -------------

Balances at December 31, 2001                 $ 18,157,997
                                              =============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
COMBINED JOINT VENTURES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                           $    962,271      $   992,896     $   957,286
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Gain on sale of assets                                     (100)              --         (94,347)
  Loss on disposal of assets                                2,978          279,835         177,950
  Depreciation and amortization                         2,248,839        1,982,528       1,870,678
  Changes in assets and liabilities:
   Cash and equivalents - restricted                      (82,358)          56,750          20,966
   Accounts receivable                                    (61,707)         (32,468)         64,716
   Other assets                                          (164,225)        (382,137)       (147,154)
   Accounts payable                                      (274,298)         197,690         (45,191)
   Security deposits                                      (51,848)          77,836          20,395
   Other liabilities                                     (136,363)         102,114          66,856
                                                     --------------    -------------   -------------

   Net cash provided by operating activities            2,443,189        3,275,044       2,892,155
                                                     --------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets                              232               --         467,243
Additions to land, buildings and amenities               (656,712)      (3,695,680)     (1,437,563)
                                                     --------------    -------------   -------------

   Net cash used in investing activities                 (656,480)      (3,695,680)       (970,320)
                                                     --------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note  payable                   466,553        1,300,327              --
Principal payments on mortgages and note payable       (1,571,764)      (1,431,100)     (1,320,245)
Additions to loan costs                                    (1,350)         (95,140)             --
Cash distributions                                     (1,707,149)      (1,937,713)     (1,701,581)
Capital contributions                                     896,618          984,143       2,748,600
                                                     --------------    -------------   -------------

   Net cash used in financing activities               (1,917,092)      (1,179,483)       (273,226)
                                                     --------------    -------------   -------------

   Net (decrease) increase in cash and equivalents       (130,383)      (1,600,119)      1,648,609

CASH AND EQUIVALENTS, beginning of year                   330,716        1,930,835         282,226
                                                     --------------    -------------   -------------

CASH AND EQUIVALENTS, end of year                    $    200,333      $   330,716     $ 1,930,835
                                                     ==============    =============   =============

Interest paid on a cash basis                        $  1,302,046      $ 1,318,584     $ 1,429,438
                                                     ==============    =============   =============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
COMBINED JOINT VENTURES
NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1- Significant Accounting Policies

A) Organization

The "Combined Joint Ventures" consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

  A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

  A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

  A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

  A joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

  A joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

       Lakeshore Business Center Phase I- a business center with approximately 104,000 rentable square feet located in Fort
       Lauderdale, Florida.

       Lakeshore Business Center Phase II- a business center with approximately 97,000 net rentable square feet located in Fort
       Lauderdale, Florida.

       Lakeshore Business Center Phase III- a business center with approximately 39,000 net rentable feet located in Fort Lauderdale,
       Florida.

The terms "we," "us" or "our," as the context requires, may refer to the joint ventures or their properties.

B) Combination Policy

The Combined Joint Ventures' financial statements include the accounts of all joint ventures noted above. Intercompany transactions and balances have been eliminated.

C) Allocation of Net Income (Loss) and Cash Distributions

For each of the joint ventures, the net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of (A) the sum of (i) the gross receipts of the joint venture properties for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture properties during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture properties and (iv) reserves for contingent liabilities and future expenses of the joint venture properties as established by the partners; provided, however, that the amounts referred to in (B) ( i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a Partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners in each joint venture pursuant to each respective joint venture agreement.

D) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results or partners' equity.

F) Cash and Equivalents - Restricted

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

H) Revenue Recognition - Rental Income and Capitalized Leasing Costs

The joint ventures generally recognize revenue in accordance with each tenant's respective lease agreement. Certain of the joint ventures' lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $160,398 and $75,132 at December 31, 2001 and 2000, respectively.

All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

I) Advertising

The joint ventures expense advertising costs as incurred. Advertising expense was immaterial to the joint ventures during the years ended December 31, 2001, 2000 and 1999.

J) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

K) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

The combined joint ventures own and operate commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. The combined joint ventures also own and operate two residential properties, one in Louisville, Kentucky and one in Orlando, Florida.

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of the combined Joint Ventures' investment in property held for lease as of December 31:

                                                     2001              2000
                                               ----------------  ----------------
Land and improvements                           $  16,671,908     $  16,582,694

Buildings, improvements and amenities              47,818,467        47,083,933
                                               ----------------  ----------------

                                                   64,490,375        63,666,627

   Less accumulated depreciation                   30,499,556        28,376,993
                                               ----------------  ----------------

                                                $  33,990,819     $  35,289,634
                                               ================  ================

Note 4- Mortgages and Notes Payable

Mortgages and notes payable on a combined basis as of December 31 consist of the following:

                                                                   2001              2000
                                                              --------------    --------------
Mortgage payable with an insurance  company,  bearing
interest  at a fixed rate of  8.125%,  due in monthly
installments  through August 1, 2008, secured by land
and a building.                                                 $4,043,630        $4,483,083

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 8.125%, due in monthly
installments through August 1, 2008, secured by
land, buildings and amenities.                                   3,758,395         4,166,849

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 8.5%, due in monthly
installments through November 15, 2005, secured by
land, buildings and amenities.                                   2,235,829         2,697,393

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
which was 4.444% at December 31, 2001, due September
8, 2003, secured by land and a building.                         1,720,475         1,300,327

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 7.2%, due in monthly
installments through January 5, 2013, secured by
land, buildings and amenities.                                   2,657,319         2,808,716

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 7.2%, due in monthly
installments through January 5, 2013, secured by
land, buildings and amenities.                                   1,587,068         1,677,489

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.0%, due April 5,
2003.  At December 31, 2001, the interest rate was                  23,599                --
6.0%.

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.0%, due April 5,
2003.  At December 31, 2001, the interest rate was                   2,331                --
6.0%.
                                                              -------------     -------------

                                                              $ 16,028,646      $ 17,133,857
                                                              =============     =============

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
---------------------------------     ---------------------------
            2002                      $         1,733,644
            2003                                3,517,251
            2004                                1,976,085
            2005                                2,086,095
            2006                                1,617,349
         Thereafter                             5,098,222
                                      ---------------------------

                                      $        16,028,646
                                      ===========================

Based on the borrowing rates currently available to the joint ventures for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $16,252,000.

Note 5 - Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2001:

For the Years Ended December 31,                 Amount
---------------------------------     ---------------------------
            2002                      $        3,089,044
            2003                               2,446,182
            2004                               1,923,289
            2005                               1,001,468
            2006                                 169,024
         Thereafter                              193,694
                                      ---------------------------

                                      $        8,822,701
                                      ===========================

Note 6 - Related Party Transactions

Pursuant to an agreement with the partnerships which formed the joint ventures, NTS Development Company, an affiliate of the General Partner of the partnerships, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Under a similar agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

The combined joint ventures were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                                                 For the Years Ended December 31,
                                                      -----------------------------------------------------
                                                           2001                2000               1999
                                                      --------------      -------------      -------------
Property management fees                              $     507,747       $    503,273       $    493,604
                                                      --------------      -------------      -------------

Property management                                         688,157            577,929            557,139
Leasing                                                     209,642            199,458            260,283
Administrative - operating                                  162,537            169,549            204,708
Other                                                        17,281              6,321              4,470
                                                       -------------      -------------      -------------

     Total operating expenses - affiliated                1,077,617            953,257          1,026,600
                                                       -------------      -------------      -------------

Professional and administrative expenses - affiliated            --            550,000            410,000
                                                       -------------      -------------      -------------

Repairs and maintenance fees                                 53,708            197,753             62,752
Leasing commissions                                          69,372            118,238            106,132
Other                                                         2,350                 38                 --
                                                       -------------      -------------      -------------

     Total related party transactions capitalized           125,430            316,029            168,884
                                                       -------------      -------------      -------------

     Total related party transactions                  $  1,710,794       $  2,322,559       $  2,099,088
                                                       =============      =============      =============

Note 7 - Sale of Assets

On July 23, 1999, the Lakeshore/University II Joint Venture ("L/U II Joint Venture") closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a price of $528,405. The L/U II Joint Venture reflects a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999. The net proceeds from the land sale were used to help fund the construction of Lakeshore Business Center Phase III.

Note 8 - Commitments and Contingencies

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against the General Partner of NTS-Properties Associates IV, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of the General Partner of NTS-Properties Associates IV. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. The General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the existing roofs and adjusted them accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

The Willows of Plainview Apartments Phase II has a commitment for approximately $235,000 for its share of the estimated total costs of $500,000 for the renovation of the community clubhouse at The Willows of Plainview Apartments. The renovation began in the fourth quarter of 2001 and is expected to be complete in March 2002.

Note 9 - Segment Reporting

Our reportable operating segments include - Residential and Commercial Real Estate Operations. The residential operations represent the operating results relative to the apartment complexes known as The Willows of Plainview Phase II and Golf Brook Apartments. The commercial operations represent the operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A, Plainview Point III Office Center and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Management evaluates performance based on stand-alone operating segment net income.

                                                                     2001
                                               -------------------------------------------------
                                                 Residential      Commercial         Total
                                               --------------  ---------------  ----------------
Rental income                                   $  4,170,498     $  5,061,935    $  9,232,433
Interest and other income                             13,530           14,870          28,400
Gain on sale of assets                                   100               --             100
                                               --------------   --------------  --------------

     Total revenues                             $  4,184,128     $  5,076,805    $  9,260,933
                                               ==============   ==============  ==============

Operating expenses and operating expenses
  - affiliated                                  $  1,788,165     $  1,833,089    $  3,621,254
Loss on disposal of assets                             2,528              450           2,978
Interest expense                                     317,072        1,035,997       1,353,069
Management fees                                      209,312          298,435         507,747
Real estate taxes                                    350,461          485,884         836,345
Professional and administrative - affiliated              --            3,750           3,750
Depreciation and amortization                        716,197        1,257,322       1,973,519
                                               --------------   --------------  --------------

     Total expenses                             $  3,383,735     $  4,914,927    $  8,298,662
                                               --------------   --------------  --------------

Net income                                      $    800,393     $    161,878    $    962,271
                                               ==============   ==============  ==============

Land, buildings and amenities, net              $ 12,647,532     $ 21,343,287    $ 33,990,819
                                               ==============   ==============  ==============

Expenditures for land, buildings and
  amenities                                     $    136,861     $    519,851    $    656,712
                                               ==============   ==============  =============

Segment liabilities                             $  4,714,559     $ 12,683,949    $ 17,398,508
                                               ==============   ==============  ==============

                                                                    2000
                                               -----------------------------------------------
                                                 Residential      Commercial        Total
                                               --------------  ---------------  --------------
Rental income                                   $  4,279,702    $  4,553,922     $ 8,833,624
Interest and other income                            310,145          57,308         367,453
                                               --------------  --------------   -------------

     Total revenues                             $  4,589,847    $  4,611,230     $ 9,201,077
                                               ==============  ==============   =============

Operating expenses and operating expenses
  - affiliated                                  $  1,633,081    $  1,456,533     $ 3,089,614
Loss on disposal of assets                           119,406         160,429         279,835
Interest expense                                     332,422         928,614       1,261,036
Management fees                                      229,668         273,605         503,273
Real estate taxes                                    348,429         423,892         772,321
Professional and administrative - affiliated         110,000         440,000         550,000
Depreciation and amortization                        704,555       1,047,547       1,752,102
                                               --------------  --------------   -------------

     Total expenses                             $  3,477,561    $  4,730,620     $ 8,208,181
                                               --------------  --------------   -------------

Net income (loss)                               $  1,112,286    $   (119,390)    $   992,896
                                               ==============  ==============   =============

Land, buildings and amenities, net              $ 13,229,528    $ 22,060,106     $35,289,634
                                               ==============  ==============   =============
Expenditures for land, buildings and
 amenities                                      $    252,272    $  3,443,408     $ 3,695,680
                                               ==============  ==============   =============

Segment liabilities                             $  4,941,810    $ 14,024,418     $18,966,228
                                               ==============  ==============   =============

                                                                    1999
                                               -----------------------------------------------
                                                 Residential     Commercial         Total
                                               --------------  --------------  ---------------
Rental income                                   $  4,314,848    $  4,448,102    $  8,762,950
Interest and other income                              6,850          75,718          82,568
Gain on sale of assets                                    --          94,347          94,347
                                                -------------  --------------  --------------

     Total revenues                             $  4,321,698    $  4,618,167    $  8,939,865
                                                =============  ==============  ==============

Operating expenses and operating expenses
  - affiliated                                  $  1,508,367    $  1,476,912    $  2,985,279
Loss on disposal of assets                           159,656          18,294         177,950
Interest expense                                     348,106       1,103,501       1,451,607
Management fees                                      222,093         271,511         493,604
Real estate taxes                                    353,908         457,289         811,197
Professional and administrative - affiliated         150,000         260,000         410,000
Depreciation and amortization                        675,239         977,703       1,652,942
                                               --------------  --------------  --------------

     Total expenses                             $  3,417,369    $  4,565,210    $  7,982,579
                                               --------------  --------------  --------------

Net income                                      $    904,329    $     52,957    $    957,286
                                               ==============  ==============  ==============

Land, buildings and amenities, net              $ 13,801,218    $ 19,802,014    $ 33,603,232
                                               ==============  ==============  ==============

Expenditures for land, buildings and
  amenities                                     $    505,709    $    931,854    $  1,437,563
                                               ==============  ==============  ==============

Segment liabilities                             $  5,157,401    $ 13,561,960    $ 18,719,361
                                               ==============  ==============  ==============

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Associates IV. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates IV are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Alliance Realty Corporation

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolaus & Company, Inc., which acted as the "Dealer Manager" in connection with the offering for the interests.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin, and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 to the Financial Statements which describes the calculations of these fees and sets forth transactions with affiliates to the General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1D to the Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2002.

ORIG, LLC	8,906 Interests (36.93%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates IV, our General Partner.

Our General Partner is NTS-Properties Associates IV, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of our General Partner and their total respective interests in NTS-Properties Associates IV are as follows:

J. D. Nichols	69.69%
10172 Linn Station Rd.
Louisville, Kentucky 40223

NTS Sub-Partnership IV	30.00%
10172 Linn Station Rd.
Louisville, Kentucky 40223

NTS Capital Corporation	00.30%
10172 Linn Station Rd.
Louisville, Kentucky 40223

Alliance Realty Corporation	00.01%
500 North Broadway
St. Louis, Missouri 63102

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                              For the Years Ended December 31,
                                                       ----------------------------------------------
                                                            2001            2000            1999
                                                       --------------- --------------- --------------
Property management fees                                $   133,416     $   137,432     $   130,281
                                                       --------------  --------------  --------------

Property management                                         223,555         249,007         286,325
Leasing                                                     116,210          69,283          88,011
Administrative - operating                                   62,174          61,442          30,125
Other                                                         6,621           7,285          12,881
                                                       --------------  --------------  --------------

     Total operating expenses - affiliated                  408,560         387,017         417,342
                                                       --------------  --------------  --------------

Professional and administrative expenses - affiliated       157,274         123,096         158,042
                                                       --------------  --------------  --------------

Repairs and maintenance fees                                  5,085          13,448          15,827
Leasing commissions                                          11,961          10,022          19,607
Other                                                         2,050              --              --
                                                       --------------  --------------  --------------

     Total related party transactions capitalized            19,096          23,470          35,434
                                                       --------------  --------------  --------------

     Total related party transactions                   $   718,346     $   671,015     $   741,099
                                                       ==============  ==============  ==============

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 7 and Item 8, Note - 3 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Financial Statements Schedules and Reports on Form 8-K

1 - Financial Statements

The financial statements for the years ended December 31, 2001, 2000 and 1999 along with the report from Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules:	Page No.

III-Real Estate and Accumulated Depreciation	74-75

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.		Page No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties IV.

10.	Property Management Agreement and Construction	*
Management Agreement between NTS Development
Company and NTS-Properties IV.

99a.	Management's letter to the Securities and Exchange	**
Commission regarding representations received from
Arthur Andersen LLP.

99b.	Complete appraisal in a summary appraisal report	***
for Blankenbaker Center 1A with the effective
date of December 31, 2001.

99c.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center III with the effective
date of December 31, 2001.

99d.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center I and II with the effective
date of December 31, 2001.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983
(effective August 1, 1983) under Commission File No. 2-83771.

**	Included with this Form 10-K as Exhibit 99a.

***	Incorporated by reference to documents filed by NTS-Properties Plus Ltd. with the Securities and Exchange Commission in connection with the filing of the Information Statement pursuant to Section 14(c) of the Securities Act of 1934 on March 15, 2002 under Commission File No. 000-18952.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES IV, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                              Commonwealth     Plainview Point     The Willows
                                             Business Center    Office Center      of Plainview
                                                 Phase I       Phases I and II        Phase I          Total
                                            ---------------- ------------------- ---------------- ---------------
Encumbrances                                      (A)               None               (B)

Initial cost to partnership:
  Land                                       $    928,867      $     356,048      $   1,798,292    $   3,083,207
  Buildings and improvements                    1,419,653          2,214,001          5,447,513        9,081,167

Cost capitalized subsequent to
acquisition:
  Improvements (net of retirements)             1,796,197          1,111,324            342,679        3,250,200

Gross amount at which carried
  December 31, 2001 (C):
    Land                                     $    949,932      $     455,804      $   1,855,114    $   3,260,850
    Buildings and improvements                  3,194,785          3,225,569          5,733,370       12,153,724
                                             --------------    --------------     --------------   --------------

     Total (E)                               $  4,144,717      $   3,681,373      $   7,588,484    $  15,414,574
                                             ==============    ==============     ==============   ==============

Accumulated depreciation                     $  2,752,908      $   1,918,375      $   4,195,371    $   8,866,654
                                             ==============    ==============     ==============   ==============

Date of construction                              06/84             N/A                03/85

Date acquired                                      N/A             04/84                N/A

Life at which depreciation in latest
  income statement is computed                     (D)                (D)               (D)
  First mortgage held by an insurance company.
  First mortgage held by two insurance companies.
  Aggregate cost of real estate for tax purposes is approximately $15,414,000.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 3-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.
  Reconciliation, net of accumulated depreciation to financial statements:
Total gross cost at December 31, 2001                                                      $ 15,414,574
  Additions to Partnership for computer hardware and software in 1999 and  2000                  26,911
                                                                                          --------------

Balance at December 31, 2001                                                                 15,441,485
  Less accumulated depreciation                                                              (8,866,654)
  Less accumulated depreciation for Partnership computer hardware and software                  (13,456)
                                                                                          --------------

Land, buildings and amenities, net at December 31, 2001                                    $  6,561,375
                                                                                          ==============

NTS-PROPERTIES IV, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      Real           Accumulated
                                                     Estate         Depreciation
                                                ----------------  ---------------
Balances at December 31, 1998                    $  15,077,058     $ 7,619,586

Additions during period:
  Improvements                                         337,399              --
  Depreciation (A)                                          --         447,713

Deductions during period:
  Retirements                                         (137,924)        (91,882)
                                                ----------------  --------------

Balances at December 31, 1999                       15,276,533       7,975,417

Additions during period:
  Improvements                                         135,988              --
  Depreciation (A)                                          --         486,269

Deductions during period:
  Retirements                                          (99,233)        (56,013)
                                                ----------------  --------------

Balances at December 31, 2000                       15,313,288       8,405,673

Additions during period:
  Improvements                                         144,761          --
  Depreciation (A)                                          --         488,736

Deductions during period:
  Retirements                                          (16,564)        (14,299)
                                                ----------------  --------------

Balances at December 31, 2001                    $  15,441,485     $ 8,880,110
                                                ================  ==============
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

Date: April 1,2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates IV and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President and Chief Operating Officer of NTS Capital
Corporation
/s/ Gregory A. Wells

Gregory A. Wells	Senior Vice President and Chief Financial Officer of
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.