Form 10-Q
period 2002-03-31
NTS PROPERTIES IV
filed 2002-05-14
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV, LTD.

Incorporated pursuant to the Laws of the State of Kentucky

Internal Revenue Service - Employer Identification No. 61-1026356

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of March 31, 2002	3

	Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES IV, LTD.
BALANCE SHEETS

                                                                   As of                     As of
                                                                 March 31,                December 31,
                                                                    2002                     2001*
                                                            --------------------      --------------------
                                                                (UNAUDITED)
ASSETS
------
Cash and equivalents                                       $             353,787     $             462,107
Cash and equivalents - restricted                                         52,475                    27,757
Accounts receivable                                                      147,039                   143,553
Land, buildings and amenities, net                                     6,566,962                 6,561,375
Investment in and advances to joint ventures                           1,003,529                   952,413
Other assets                                                             180,565                   172,924
                                                            --------------------      --------------------

     TOTAL ASSETS                                          $           8,304,357     $           8,320,129
                                                            ====================      ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                 $           4,217,785     $           4,356,152
Accounts payable                                                         179,555                   111,790
Security deposits                                                         30,231                    29,931
Other liabilities                                                         68,209                    38,061
                                                            --------------------      --------------------

     TOTAL LIABILITIES                                                 4,495,780                 4,535,934

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                       3,808,577                 3,784,195
                                                            --------------------      --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $           8,304,357     $           8,320,129
                                                            ====================      ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited              General
                                                  Partners              Partner               Total
                                             -------------------  -------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs $         25,834,899 $                 -- $         25,834,899
Net income - prior years                                 725,120                7,326              732,446
Net income - current year                                 24,136                  244               24,380
Cash distributions declared to date                  (21,586,280)            (218,253)         (21,804,533)
Repurchase of limited partnership                       (978,615)                  --             (978,615)
Interests
                                             -------------------  -------------------  -------------------

BALANCES AT MARCH 31, 2002                  $          4,019,260 $           (210,683)$          3,808,577
                                             ===================  ===================  ===================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
REVENUES
--------
Rental income                                                $            580,439     $            599,429
Income from investment in joint ventures                                   18,602                   18,588
Interest and other income                                                   1,946                    5,882
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       600,987                  623,899
                                                              -------------------      -------------------

EXPENSES
--------
Operating expenses                                                        139,608                  120,418
Operating expenses - affiliated                                           101,189                   93,313
Loss on disposal of assets                                                     --                    2,138
Interest expense                                                           82,390                   92,752
Management fees                                                            31,883                   33,137
Real estate taxes                                                          30,788                   28,707
Professional and administrative expenses                                   29,811                   39,598
Professional and administrative expenses - affiliated                      36,796                   42,551
Depreciation and amortization                                             124,142                  122,083
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       576,607                  574,697
                                                              -------------------      -------------------

Net income                                                   $             24,380     $             49,202
                                                              ===================      ===================

Net income allocated to the limited partners                 $             24,136     $             48,710
                                                              ===================      ===================

Net income per limited partnership Interest                  $               1.00     $               2.02
                                                              ===================      ===================

Weighted average number of limited partnership Interests                   24,109                   24,109
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                   $             24,380     $             49,202
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                                 --                    2,138
    Depreciation and amortization                                         134,483                  132,440
    Income from investment in joint ventures                              (18,602)                 (18,588)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (24,718)                 (43,757)
      Accounts receivable                                                  (3,486)                  77,850
      Other assets                                                        (17,980)                 (12,858)
      Accounts payable                                                     67,765                   11,878
      Security deposits                                                       300                     (400)
      Other liabilities                                                    30,148                   60,913
                                                              -------------------      -------------------

     Net cash provided by operating activities                            192,290                  258,818
                                                              -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                               (129,729)                 (20,883)
Investment in and advances (to) from joint ventures                       (32,514)                 (31,726)
                                                              -------------------      -------------------

     Net cash used in investing activities                               (162,243)                 (52,609)
                                                              -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                                     --                   31,742
Principal payments on mortgages and note payable                         (138,367)                (123,774)
                                                              -------------------      -------------------

     Net cash used in financing activities                               (138,367)                 (92,032)
                                                              -------------------      -------------------

     Net (decrease) increase in cash and equivalents                     (108,320)                 114,177

CASH AND EQUIVALENTS, beginning of period                                 462,107                  389,963
                                                              -------------------      -------------------

CASH AND EQUIVALENTS, end of period                          $            353,787     $            504,140
                                                              ===================      ===================

Interest paid on a cash basis                                $             81,382     $             91,641
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV, LTD. NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the NTS-Properties IV, Ltd.'s (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal reoccurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2002 and 2001.

Note 1 - Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures.

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

Note 3 - Concentration of Credit Risk

NTS-Properties IV, Ltd. owns and operates, either wholly or through a joint venture, commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. We also own and operate, either wholly or through a joint venture, apartment communities in Louisville, Kentucky and Orlando, Florida.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of March 31, 2002, approximately $205,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $15,414,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2002 did not result in an impairment loss.

Note 7 - Investment in Joint Ventures

The unconsolidated subsidiaries of NTS-Properties IV, Ltd. consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

•	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

•	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

•	A 4.96% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

•	A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

•	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable feet located in Fort Lauderdale, Florida.

For the three months ended March 31, 2002 and 2001, the unconsolidated subsidiaries had total revenues of $2,256,972 and $2,310,967, respectively and net income of $162,964 and $304,065, respectively.

Note 8 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                          March 31,              December 31,
                                                            2002                     2001
                                                     -------------------      -------------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.8%, due October
1, 2004, secured by land and a building.            $          1,006,678     $          1,092,538

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and
amenities.                                                     1,636,847                1,661,672

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and
amenities.                                                     1,558,200                1,581,832

Note payable to a bank, bearing interest the Prime
Rate, but no less than 6%, due March 27, 2003. At
March 31, 2002, the interest rate was 6%.                         16,060                   20,110
                                                     -------------------      -------------------

                                                    $          4,217,785     $          4,356,152
                                                     ===================      ===================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,258,000.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our residential property and 6% of the gross revenues from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   Three Months Ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------

Property management fees                              $             31,883  $             33,137
                                                         -----------------    ------------------

Property management                                                 55,984                65,689
Leasing                                                             28,014                11,462
Administrative - operating                                          16,201                15,154
Other                                                                  990                 1,008
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         101,189                93,313
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               36,796                42,551
                                                         -----------------    ------------------

Repairs and maintenance fee                                          7,340                   282
Leasing commissions                                                  1,290                    --
Other                                                                3,075                    --
                                                         -----------------    ------------------

     Total related party transactions capitalized                   11,705                   282
                                                         -----------------    ------------------

Total related party transactions                      $            181,573  $            169,283
                                                         =================    ==================
Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at March 31, 2002.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the event on September 11, 2001, affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of March 31, 2002, we have a commitment for approximately $24,000 at Commonwealth Business Center I and a commitment for approximately $30,000 at Plainview Point Phases I and II for HVAC repairs and replacements in 2002.

As of March 31, 2002, the L/U II Joint Venture has commitments for approximately $428,000 for tenant improvements at Lakeshore Business Center Phases I and II. Our share of these projects will be approximately $47,000.

The L/U II Joint Venture also anticipated replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this project will be approximately $22,000.

Note 11 - Segment Reporting

Our reportable operating segments include Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                             Three Months Ended March 31, 2002
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          247,078  $          333,361 $           580,439
Interest and other income                                      231                 961               1,192
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          247,309  $          334,322 $           581,631
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          131,261  $          107,436 $           238,697
Interest expense                                            58,189              24,201              82,390
Management fees                                             12,226              19,657              31,883
Real estate taxes                                           15,020              15,768              30,788
Depreciation and amortization                               51,095              71,518             122,613
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          267,791  $          238,580 $           506,371
                                                 =================   =================  ==================

     Net (loss) income                          $          (20,482) $           95,742 $            75,260
                                                 =================   =================  ==================

                                                             Three Months Ended March 31, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          282,077  $          317,352 $           599,429
Interest and other income                                      246                 948               1,194
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          282,323  $          318,300 $           600,623
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          107,878  $          105,853 $           213,731
Loss on disposal of assets                                   2,138                  --               2,138
Interest expense                                            61,291              31,461              92,752
Management fees                                             14,333              18,804              33,137
Real estate taxes                                           15,105              13,602              28,707
Depreciation and amortization                               50,584              69,970             120,554
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          251,329  $          239,690 $           491,019
                                                 =================   =================  ==================

     Net income                                 $           30,994  $           78,610 $           109,604
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months ended March 31, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
NET REVENUES
------------
Total revenues for reportable segments              $             581,631      $             600,623
Other income for Partnership                                          754                      4,688
Income from investment in joint ventures                           18,602                     18,588
                                                       ------------------        -------------------

     Total consolidated net revenues                $             600,987      $             623,899
                                                       ==================        ===================

OPERATING EXPENSES
------------------
Total operating expenses for reportable segments    $             238,697      $             213,731
Other operating expenses for Partnership                            2,100                         --
                                                       ------------------        -------------------

     Total operating expenses                       $             240,797      $             213,731
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                               $             122,613      $             120,554
Depreciation and amortization for Partnership                       1,529                      1,529
                                                       ------------------        -------------------

     Total depreciation and amortization            $             124,142      $             122,083
                                                       ==================        ===================

NET INCOME
----------
Total net income for reportable segments            $              75,260      $             109,604
Net loss for Partnership                                          (50,880)                   (60,402)
                                                       ------------------        -------------------

     Total net income                               $              24,380      $              49,202
                                                       ==================        ===================
Note 12 - Subsequent Event

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed a tender offer with the Securities and Exchange Commission, to purchase up to 2,000 of the limited partnership Interests at a price of $230 per Interest as of the date of the tender offer. Approximately $470,000 ($460,000 to purchase 2,000 Interests plus approximately $10,000 for expenses associated with the tender offer) is required to purchase all 2,000 Interests. If more than 2,000 Interests are tendered, ORIG may choose to acquire the additional Interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on August 9, 2002 unless extended. We are not participating in this tender offer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including, but not limited to, those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.
Occupancy Levels

The occupancy levels at our properties and joint ventures as of March 31, 2002 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                          ---------------------------------------------
                                                               2002 (1)                    2001
                                                          -------------------       -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (2)                          85%                       86%
Plainview Point Office Center Phases I & II                       86%                       78%
The Willows of Plainview Phase I (2)                              72%                       87%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 2002)
--------------------------------------------

The Willows of Plainview Phase II (9.7%) (2)                      74%                       86%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (3.97%) (2)                                 84%                       88%
Plainview Point III Office Center (4.96%)(3)                      54%                       98%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (29.61%)                         100%                      100%

(Continued on next page)

                                                                       Three Months Ended
                                                                            March 31,
                                                          ---------------------------------------------
                                                               2002 (1)                    2001
                                                          -------------------       -------------------
Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at March 31, 2002)
------------------

Lakeshore Business Center Phase I (10.92%)(2)                     82%                       85%
Lakeshore Business Center Phase II (10.92%)                       87%                       78%
Lakeshore Business Center Phase III (10.92%)(4)                   37%                       28%
  Current occupancy levels are considered adequate to continue the operation of our properties with the exception of Plainview Point III Office Center.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years, as Phase III completes its lease up phase of operations.

The average occupancy levels at our properties and joint ventures during the three months ended March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                        ---------------------------------------------
                                                               2002                       2001
                                                        ------------------         ------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                           90%                        86%
Plainview Point Office Center Phases I &II                     86%                        78%
The Willows of Plainview Phase I (1)                           75%                        88%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 2002)
--------------------------------------------

The Willows of Plainview Phase II (9.7%) (1)                   78%                        88%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (3.97%) (1)                              86%                        88%
Plainview Point III Office Center (4.96%)(3)                   54%                        98%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VII, Ltd. and  NTS-Properties Plus Ltd.
--------------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (29.61%)                       100%                       100%

(Continued on next page)

                                                                     Three Months Ended
                                                                          March 31,
                                                        ---------------------------------------------
                                                               2002                       2001
                                                        ------------------         ------------------
Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture  (L/U II Joint Venture) (Ownership % at
-----------------------------------------------------
March 31, 2002)
---------------

Lakeshore Business Center Phase I (10.92%)                     84%                        84%
Lakeshore Business Center Phase II (10.92%)                    85%                        78%
Lakeshore Business Center Phase III (10.92%)(2)                34%                        22%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                  $             183,012    $             182,449
Plainview Point Office Center Phases I & II           $             151,310    $             135,851
The Willows of Plainview Phase I                      $             247,310    $             282,323

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at March 31, 2002)
--------------------------------------------

The Willows of Plainview II (9.7%)                    $             285,397    $             319,958

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (3.97%)                         $             731,633    $             719,388
Plainview Point III Office Center (4.96%)             $             145,848    $             236,229

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (29.61%)              $             240,098    $             238,497

(Continued on next page)

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------
Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at March 31, 2002)
------------------

Lakeshore Business Center Phase I (10.92%)            $             409,017    $             391,759
Lakeshore Business Center Phase II (10.92%)           $             375,618    $             350,325
Lakeshore Business Center Phase III (10.92%)          $              69,362    $              54,811
Results of Operations

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Interest and Other Income

Interest and other income decreased approximately $4,000, or 67%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as the result of decreased cash reserves available for investment.

Operating Expenses

Operating expenses increased approximately $19,000, or 16%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as the result of an increase in repairs and maintenance and landscaping at The Willows of Plainview Phase I. The increase is partially offset by a decrease in repairs and maintenance at Commonwealth Business Center I and a decrease in landscaping at Plainview Point Phase I and II.

Operating Expenses - Affiliated

Operating expenses - affiliate increased approximately $8,000, or 8%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased personnel costs. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Interest Expense

Interest expense decreased approximately $10,000, or 11%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $10,000, or 25%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily due to a decrease in investor services expenditures.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated decreased approximately $6,000, or 14%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is due to decreased salary costs. Professional and administrative expenses - affiliated are expense incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. The employee services include legal, financial and other services necessary to manage and operate the Partnership.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Lakeshore Business Center Phase I and Blankenbaker Business Center 1A and as we continue our efforts in the leasing of our commercial properties. There may be significant demands of future liquidity due to the lease up of Lakeshore Business Center Phase III and returning Plainview Point III Office Center to full occupancy. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet our needs.

Cash flows provided by (used in):

                                                                   Three Months Ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------
Operating activities                                  $            192,290  $            258,818
Investing activities                                              (162,243)              (52,609)
Financing activities                                              (138,367)              (92,032)
                                                         -----------------    ------------------

     Net (decrease) increase in cash and equivalents  $           (108,320) $            114,177
                                                         =================    ==================

Net cash provided by operating activities decreased approximately $66,500, or 26%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease was primarily driven by a decrease in collections of accounts receivable and decreased net income from operations.

Net cash used in investing activities increased approximately $109,600, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is the result of increased capital expenditures, primarily related to the renovation of The Willows clubhouse.

Net cash used in financing activities increased approximately $46,300, or 50% for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is the result of continued principal payments partially offset by a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

Due to the fact that no distributions were made during the three months ended March 31, 2002 or 2001, the table which represents that portion of the distributions that represent a return of capital on a GAAP basis has been omitted.

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

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the L/U II Joint Venture.

As of March 31, 2002, we have a commitment for approximately $24,000 at Commonwealth Business Center I and a commitment for approximately $30,000 at Plainview Point Phases I and II for HVAC repairs and replacements in 2002.

In addition to these expenditures, we expect 2002 real estate taxes for Plainview Point Office Center Phases I and II to be approximately $20,000 which will be funded from current working capital. Real estate taxes for Commonwealth Business Center Phase I and The Willows of Plainview Phase I are escrowed with their respective mortgage companies.

As of March 31, 2002, the L/U II Joint Venture has commitments for approximately $428,000 for tenant improvements at Lakeshore Business Center Phases I and II. Our share of these projects will be approximately $47,000.

The L/U II Joint Venture also anticipated replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this project will be approximately $22,000.

Blankenbaker Business Center 1A is expected to require a new roof in 2002. The roof replacement is expected to cost approximately $190,000. Our share of this cost is expected to be approximately $56,000.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We have no other material commitments for renovations or capital improvements as of March 31, 2002.

The following describes the efforts being taken by us to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center Development are conducted by an on-site leasing agent, an employee of NTS Development Company (an affiliate of our General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $16,060 note payable on The Willows of Plainview Phase I. At March 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $150,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate note.

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

Date: May 14, 2002