Form 10-Q
period 2002-06-30
NTS PROPERTIES IV
filed 2002-08-14
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of June 30, 2002	3

	Statements of Operations for the Three Months and Six Months
	Ended June 30, 2002 and 2001	4

	Statements of Cash Flows for the Six Months
	Ended June 30, 2002 and 2001	5

	Notes to Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                   As of                     As of
                                                                  June 30,                December 31,
                                                                    2002                     2001*
                                                            --------------------      --------------------
                                                                (UNAUDITED)
ASSETS
------
Cash and equivalents                                       $             262,619     $             462,107
Cash and equivalents - restricted                                         77,792                    27,757
Accounts receivable                                                      145,611                   143,553
Land, buildings and amenities, net                                     6,413,792                 6,561,375
Investment in and advances to joint ventures                           1,024,602                   952,413
Other assets                                                             156,540                   172,924
                                                            --------------------      --------------------

     TOTAL ASSETS                                          $           8,080,956     $           8,320,129
                                                            ====================      ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                 $           4,076,587     $           4,356,152
Accounts payable                                                          82,765                   111,790
Security deposits                                                         31,131                    29,931
Other liabilities                                                         98,629                    38,061
                                                            --------------------      --------------------

     TOTAL LIABILITIES                                                 4,289,112                 4,535,934

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                       3,791,844                 3,784,195
                                                            --------------------      --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $           8,080,956     $           8,320,129
                                                            ====================      ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited              General
                                                  Partners              Partner               Total
                                             -------------------  -------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs $         25,834,899 $                 -- $         25,834,899
Net income - prior years                                 725,120                7,326              732,446
Net income - current year                                  7,571                   76                7,647
Cash distributions declared to date                  (21,586,280)            (218,253)         (21,804,533)
Repurchase of limited partnership Interests             (978,615)                  --             (978,615)
                                             -------------------  -------------------  -------------------

BALANCES AT JUNE 30, 2002                   $          4,002,695 $           (210,851)$          3,791,844
                                             ===================  ===================  ===================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
       Commission on April 1, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                               ----------------------------     -----------------------------
                                                   2002            2001             2002             2001
                                               -------------   -------------    -------------   -------------
REVENUES
--------
Rental income                                 $      580,498  $      600,430   $    1,160,936  $    1,199,859
Income from investment in joint ventures              21,130           9,924           39,733          28,510
Interest and other income                              2,770           5,791            4,716          11,674
Gain on sale of assets                                   249              --              249              --
                                               -------------   -------------    -------------   -------------

     TOTAL REVENUES                                  604,647         616,145        1,205,634       1,240,043
                                               -------------   -------------    -------------   -------------

EXPENSES
--------
Operating expenses                                   133,582         183,014          273,192         303,429
Operating expenses - affiliated                      106,615         109,156          207,805         202,470
Loss on disposal of assets                            51,268              --           51,268           2,138
Interest expense                                      79,541          90,759          161,931         183,511
Management fees                                       33,084          33,652           64,967          66,789
Real estate taxes                                     30,788          28,599           61,575          57,306
Professional and administrative expenses              28,298          36,395           58,107          75,994
Professional and administrative expenses -
  affiliated                                          33,838          36,065           70,634          78,616
Depreciation and amortization                        124,366         122,207          248,508         244,290
                                               -------------   -------------    -------------   -------------

     TOTAL EXPENSES                                  621,380         639,847        1,197,987       1,214,543
                                               -------------   -------------    -------------   -------------

Net (loss) income                             $      (16,733) $      (23,702)  $        7,647  $       25,500
                                               =============   =============    =============   =============

Net (loss) income allocated to the limited
  partners                                    $      (16,566) $      (23,465)  $        7,571  $       25,245
                                               =============   =============    =============   =============

Net (loss) income per limited partnership
  Interest                                    $        (0.69) $        (0.97)  $         0.31  $         1.05
                                               =============   =============    =============   =============

Weighted average number of limited
  partnership Interests                               24,109          24,109           24,109          24,109
                                               =============   =============    =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                              ------------------------------------------
                                                                     2002                    2001
                                                              ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                   $             7,647     $            25,500
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                            51,268                   2,138
    Gain on sale of assets                                                  (249)                     --
    Depreciation and amortization                                        269,191                 264,895
    Income from investment in joint ventures                             (39,733)                (28,510)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                  (50,035)                (37,106)
      Accounts receivable                                                 (2,058)                 86,090
      Other assets                                                        (4,297)                 (5,979)
      Accounts payable                                                   (29,025)                 27,794
      Security deposits                                                    1,200                  (3,251)
      Other liabilities                                                   60,568                  62,152
                                                              ------------------      ------------------

     Net cash provided by operating activities                           264,477                 393,723
                                                              ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (152,193)                (25,521)
Proceeds from sale of land, buildings and amenities                          249                      --
Investment in and advances to joint ventures                             (32,456)                (34,394)
                                                              ------------------      ------------------

     Net cash used in investing activities                              (184,400)                (59,915)
                                                              ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                                    --                  70,046
Principal payments on mortgages and note payable                        (279,565)               (292,170)
                                                              ------------------      ------------------

     Net cash used in financing activities                              (279,565)               (222,124)
                                                              ------------------      ------------------

     Net (decrease) increase in cash and equivalents                    (199,488)                111,684

CASH AND EQUIVALENTS, beginning of period                                462,107                 389,963
                                                              ------------------      ------------------

CASH AND EQUIVALENTS, end of period                          $           262,619     $           501,647
                                                              ==================      ==================

Interest paid on a cash basis                                $           159,933     $           181,366
                                                              ==================      ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with the NTS- Properties IV's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal reoccurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2002 and 2001.

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

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

NTS-Properties IV owns and operates, either wholly or through a joint venture, commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. We also own and operate, either wholly or through a joint venture, apartment communities in Louisville, Kentucky and Orlando, Florida.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2002, approximately $74,000 of said investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $15,414,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2002 did not result in an impairment loss.

Note 7 - Investment in Joint Ventures

The unconsolidated joint ventures of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

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

For the three months ended June 30, 2002 and 2001, the unconsolidated joint ventures had total revenues of $2,207,924 and $2,283,515, respectively and net income of $189,461 and $183,850, respectively. For the six months ended June 30, 2002 and 2001, the unconsolidated joint ventures had total revenues of $4,464,807 and $4,594,480, respectively, and net income of $352,425 and $487,916, respectively.

Note 8 - Tender Offer

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

Note 9 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                          June 30,               December 31,
                                                            2002                     2001
                                                     -------------------      -------------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.    $            918,916     $          1,092,538

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and
amenities.                                                     1,611,576                1,661,672

Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and
amenities.                                                     1,534,143                1,581,832

Note payable to a bank, bearing interest the Prime
Rate, but no less than 6%, due March 27, 2003. At
June 30, 2002, the interest rate was 6.00%.                       11,952                   20,110
                                                     -------------------      -------------------

                                                    $          4,076,587     $          4,356,152
                                                     ===================      ===================

As of June 30, 2002, the fair value of long-term debt is approximately $4,200,000, based on the borrowing rates currently available to us for loans with similar terms and average maturities.

Note 10 - Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Six Months Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------

Property management fees                              $             64,967  $             66,789
                                                         -----------------    ------------------

Property management                                                115,540               112,590
Leasing                                                             58,120                57,169
Administrative - operating                                          32,165                30,455
Other                                                                1,980                 2,256
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         207,805               202,470
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               70,634                78,616
                                                         -----------------    ------------------

Repairs and maintenance fee                                          8,331                   540
Leasing commissions                                                  1,290                 5,583
Construction management                                              5,287                    --
                                                         -----------------    ------------------

     Total related party transactions capitalized                   14,908                 6,123
                                                         -----------------    ------------------

Total related party transactions                      $            358,314  $            353,998
                                                         =================    ==================
Note 11 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at June 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the six months ended June 30, 2002, our share of these legal costs was approximately $13,000, which was expensed.

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

Note 12 - Segment Reporting

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

                                                             Three Months Ended June 30, 2002
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          240,529  $          339,969 $           580,498
Interest and other income                                      106               2,159               2,265
Gain on sale of assets                                         249                  --                 249
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          240,884  $          342,128 $           583,012
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          126,589  $          117,708 $           244,297
Loss on disposal of assets                                  51,268                  --              51,268
Interest expense                                            57,256              22,285              79,541
Management fees                                             12,197              20,887              33,084
Real estate taxes                                           15,020              15,768              30,788
Depreciation and amortization                               51,319              71,518             122,837
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          313,649  $          248,166 $           561,815
                                                 =================   =================  ==================

     Net (loss) income                          $          (72,765) $           93,962 $            21,197
                                                 =================   =================  ==================

                                                             Three Months Ended June 30, 2001
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          289,045  $          311,385 $           600,430
Interest and other income                                      485               1,208               1,693
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          289,530  $          312,593 $           602,123
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          150,846  $          141,324 $           292,170
Interest expense                                            61,053              29,706              90,759
Management fees                                             14,415              19,237              33,652
Real estate taxes                                           15,105              13,494              28,599
Depreciation and amortization                               50,739              69,939             120,678
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          292,158  $          273,700 $           565,858
                                                 =================   =================  ==================

     Net (loss) income                          $           (2,628) $           38,893 $            36,265
                                                 =================   =================  ==================

                                                              Six Months Ended June 30, 2002
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          487,607  $          673,329 $         1,160,936
Interest and other income                                      338               3,121               3,459
Gain on sale of assets                                         249                  --                 249
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          488,194  $          676,450 $         1,164,644
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          257,851  $          225,146 $           482,997
Loss on disposal of assets                                  51,268                  --              51,268
Interest expense                                           115,445              46,486             161,931
Management fees                                             24,423              40,544              64,967
Real estate taxes                                           30,039              31,536              61,575
Depreciation and amortization                              102,415             143,035             245,450
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          581,441  $          486,747 $         1,068,188
                                                 =================   =================  ==================

     Net (loss) income                          $          (93,247) $          189,703 $            96,456
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
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months and six months ended June 30, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                         June 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
NET REVENUES
------------
Total revenues for reportable segments              $             583,012      $             602,123
Other income for Partnership                                          505                      4,098
Income from investment in joint ventures                           21,130                      9,924
                                                       ------------------        -------------------

     Total consolidated net revenues                $             604,647      $             616,145
                                                       ==================        ===================

OPERATING EXPENSES
------------------
Total operating expenses for reportable segments    $             244,297      $             292,170
Other operating expenses for Partnership                           (4,100)                        --
                                                       ------------------        -------------------

     Total operating expenses                       $             240,197      $             292,170
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                               $             122,837      $             120,678
Depreciation and amortization for Partnership                       1,529                      1,529
                                                       ------------------        -------------------

     Total depreciation and amortization            $             124,366      $             122,207
                                                       ==================        ===================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments            $              21,197      $              36,265
Net loss for Partnership                                          (37,930)                   (59,967)
                                                       ------------------        -------------------

     Total net loss                                 $             (16,733)     $             (23,702)
                                                       ==================        ===================

                                                                 Six Months Ended June 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
NET REVENUES
------------
Total revenues for reportable segments              $           1,164,644      $           1,202,746
Other income for Partnership                                        1,257                      8,787
Income from investment in joint ventures                           39,733                     28,510
                                                       ------------------        -------------------

     Total consolidated net revenues                $           1,205,634      $           1,240,043
                                                       ==================        ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments          $             482,997      $             505,899
Other operating expenses for Partnership                           (2,000)                        --
                                                       ------------------        -------------------

     Total operating expenses                       $             480,997      $             505,899
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                          $             245,450      $             241,232
Depreciation and amortization for Partnership                       3,058                      3,058
                                                       ------------------        -------------------

     Total depreciation and amortization            $             248,508      $             244,290
                                                       ==================        ===================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments            $              96,456      $             145,871
Net loss for Partnership                                          (88,809)                  (120,371)
                                                       ------------------        -------------------

     Total net income                               $               7,647      $              25,500
                                                       ==================        ===================
Note 13 - Subsequent Event

On July 31, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed an amendment to the May 10, 2002 tender offer filing. The amendment extended the tender offer expiration date from August 9, 2002 to September 9, 2002.

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of June 30, 2002 and 2001 were as follows:

                                                                       Six Months Ended
                                                                            June 30,
                                                          ---------------------------------------------
                                                               2002 (1)                    2001
                                                          -------------------       -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                              86%                       86%
Plainview Point Office Center Phases I & II                       86%                       76%
The Willows of Plainview Phase I (2)                              83%                       88%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2002)
-------------------------------------------

The Willows of Plainview Phase II (9.7%) (2)                      83%                       85%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2002)
--------------------------------------------

Golf Brook Apartments (3.97%)                                     95%                       86%
Plainview Point III Office Center (4.96%)(3)                      56%                       98%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at June 30, 2002)
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

                                                                       Six Months Ended
                                                                            June 30,
                                                          ---------------------------------------------
                                                               2002 (1)                    2001
                                                          -------------------       -------------------
Properties Owned through Lakeshore/University II
------------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at June 30, 2002)
-----------------

Lakeshore Business Center Phase I (10.92%)                        83%                       79%
Lakeshore Business Center Phase II (10.92%)                       87%                       84%
Lakeshore Business Center Phase III (10.92%)(4)                   37%                       28%
  Current occupancy levels are considered adequate to continue the operation of our properties with the exception of Plainview Point III Office Center. See Note 3 below.
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

The average occupancy levels at our properties and joint ventures during the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                        86%             86%             87%             86%
Plainview Point Office Center Phases I & II                 86%             78%             86%             78%
The Willows of Plainview Phase I (1)                        79%             88%             77%             88%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2002)
-------------------------------------------

The Willows of Plainview Phase II (9.7%) (1)                81%             83%             80%             85%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2002)
--------------------------------------------

Golf Brook Apartments (3.97%)                               90%             87%             88%             88%
Plainview Point III Office Center (4.96%)(3)                55%             98%             54%             98%

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VII, Ltd. and  NTS-Properties Plus Ltd.
--------------------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Blankenbaker Business Center 1A (29.61%)                   100%            100%            100%            100%

(Continued on next page)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
Properties Owned Through Lakeshore/ University II
-------------------------------------------------
Joint Venture  (L/U II Joint Venture) (Ownership % at
-----------------------------------------------------
June 30, 2002)
--------------

Lakeshore Business Center Phase I (10.92%)                  82%             80%             83%             82%
Lakeshore Business Center Phase II (10.92%)                 87%             83%             86%             80%
Lakeshore Business Center Phase III (10.92%)(2)             37%             28%             36%             25%
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
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                         -------------------------    ------------------------
                                                            2002          2001           2002          2001
                                                         ----------    -----------    -----------   ----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                     $  194,089    $  177,016     $   377,101   $  359,465
Plainview Point Office Center Phases I & II              $  148,039    $  135,577     $   299,349   $  271,429
The Willows of Plainview Phase I                         $  240,884    $  289,530     $   488,194   $  571,852

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties V (Ownership % at June 30, 2002)
-------------------------------------------

The Willows of Plainview II (9.7%)                       $  298,391    $  308,465     $   583,788   $  628,423

Properties Owned in Joint Venture with NTS-
-------------------------------------------
Properties VI (Ownership % at June 30, 2002)
--------------------------------------------

Golf Brook Apartments (3.97%)                            $  723,996    $  704,277     $ 1,455,629   $1,423,665
Plainview Point III Office Center (4.96%)                $  136,393    $  232,682     $   282,241   $  468,911

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties VII, Ltd. and NTS-Properties Plus Ltd.
-------------------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Blankenbaker Business Center 1A (29.61%)                 $  237,347    $  232,199     $   477,444   $   470,695

(Continued on next page)

                                                            Three Months Ended            Three Months Ended
                                                                 June 30,                      June 30,
                                                         -------------------------    --------------------------
                                                            2002          2001           2002           2001
                                                         -----------   -----------    -----------    -----------
Property Owned Through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture) (Ownership %
-------------------------------------------------
at June 30, 2002)
-----------------

Lakeshore Business Center Phase I (10.92%)            $      400,984 $     386,108  $     810,002 $      777,867
Lakeshore Business Center Phase II (10.92%)           $      337,040 $     368,605  $     712,568 $      718,929
Lakeshore Business Center Phase III (10.92%)          $       73,773 $      51,179  $     143,135 $      105,990
Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties IV continues to hold a 29.61% interest in the Blankenbaker Business Center Joint Venture and a 10.92% interest in the Lakeshore/University II Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture and a 7.69% interest in the Lakeshore/University II Joint Venture.

Results of Operations

If there has not been a material change in an item from June 30, 2001 to June 30, 2002, we have omitted any discussion concerning that item.

Income from Investment in Joint Ventures

Income from investment in joint ventures increased approximately $11,000, or 40%, for the six months ended June 30, 2002, as compared to the same period in 2001. The increase is a result of increased net income at Blankenbaker Business Center 1A and a decreased net loss on the Lakeshore/University II Joint Venture. The increase is partially offset by an increased net loss at The Willows of Plainview II and an increased net loss at Plainview Point Phase III.

Operating Expenses

Operating expenses decreased approximately $50,000, or 27%, and $30,000, or 10%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily as the result of a decrease in repairs and maintenance at Plainview Point Phases I and II and Commonwealth Business Center I. The decrease is also due to a decrease in landscaping at all three of our wholly owned properties.

Loss on Disposal of Assets

The loss on disposal of assets for 2002 and 2001 can be attributed to the retirement of assets at The Willows of Plainview Phase I. The 2002 retirements are primarily the result of clubhouse renovations and the 2001 retirements are primarily the result of exterior lighting replacements. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $11,000, or 12%, and $22,000, or 12%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $18,000, or 24%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily due to a decrease in legal and professional fees.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Lakeshore Business Center Phase I and Blankenbaker Business Center 1A and as we continue our efforts in the leasing of our commercial properties. There may be significant demands of future liquidity due to the lease up of Lakeshore Business Center Phase III and returning Plainview Point III Office Center to full occupancy. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are not certain. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet most of our needs, while additional financing may be required.

Cash flows provided by (used in):

                                                                    Six Months Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------
Operating activities                                  $            264,477  $            393,723
Investing activities                                              (184,400)              (59,915)
Financing activities                                              (279,565)             (222,124)
                                                         -----------------    ------------------

     Net (decrease) increase in cash and equivalents  $           (199,488) $            111,684
                                                         =================    ==================

Net cash provided by operating activities decreased approximately $129,000, or 33%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease was primarily driven by a decrease in collections of accounts receivable and the change in accounts payable.

Net cash used in investing activities increased approximately $124,000, for the six months ended June 30, 2002, as compared to the same period in 2001. The increase is the result of increased capital expenditures, primarily related to the renovation of The Willows clubhouse.

Net cash used in financing activities increased approximately $57,000, or 26% for the six months ended June 30, 2002, as compared to the same period in 2001. The increase is the result of continued principal payments partially offset by proceeds from a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

Due to the fact that no distributions were made during the six months ended June 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

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

We anticipate having to continue to fund the working capital deficit of the Lakeshore/University II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the Lakeshore/University II Joint Venture.

As of June 30, 2002 we anticipate making certain building improvements during 2002. These improvements include HVAC replacements at Commonwealth Business Center I ($24,000) and Plainview Point Phases I and II ($30,000) and parking lot repairs at Commonwealth Business Center I ($11,000). The tenant improvements will be funded in 2002 from existing working capital. We also anticipate replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this project will be approximately $22,000.

Blankenbaker Business Center 1A is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $190,000. Our share of this cost is expected to be approximately $56,000.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We have no other material commitments for renovations or capital improvements as of June 30, 2002.

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $11,952 note payable on The Willows of Plainview Phase I. At June 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $156,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate note.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer of the General Partner
      99.2     Certification of Chief Financial Officer of the General Partner

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

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

Date: August 14, 2002