Form 10-Q
period 2002-09-30
NTS PROPERTIES IV
filed 2002-11-14
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of September 30, 2002	3

	Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2002 and 2001	4

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2002 and 2001	5

	Notes to Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Certifications		26-27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                   As of                     As of
                                                               September 30,              December 31,
                                                                    2002                     2001*
                                                            --------------------      --------------------
                                                                (UNAUDITED)
ASSETS
------
Cash and equivalents                                       $             361,447     $             462,107
Cash and equivalents - restricted                                        103,560                    27,757
Accounts receivable                                                      120,249                   143,553
Land, buildings and amenities, net                                     6,289,886                 6,561,375
Investment in and advances to joint ventures                           1,068,523                   952,413
Other assets                                                             149,028                   172,924
                                                            --------------------      --------------------

     TOTAL ASSETS                                          $           8,092,693     $           8,320,129
                                                            ====================      ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                                 $           3,932,494     $           4,356,152
Accounts payable                                                         112,831                   111,790
Security deposits                                                         32,481                    29,931
Other liabilities                                                        176,005                    38,061
                                                            --------------------      --------------------

     TOTAL LIABILITIES                                                 4,253,811                 4,535,934

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                       3,838,882                 3,784,195
                                                            --------------------      --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $           8,092,693     $           8,320,129
                                                            ====================      ====================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited              General
                                                  Partners              Partner               Total
                                             -------------------  -------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions net of offering costs $         25,834,899 $                 -- $         25,834,899
Net income - prior years                                 725,120                7,326              732,446
Net income - current year                                 54,138                  547               54,685
Cash distributions declared to date                  (21,586,280)            (218,253)         (21,804,533)
Repurchase of limited partnership Interests             (978,615)                  --             (978,615)
                                             -------------------  -------------------  -------------------

BALANCES AT SEPTEMBER 30, 2002              $          4,049,262 $           (210,380)$          3,838,882
                                             ===================  ===================  ===================

*     Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the
       Securities and Exchange Commission on April 1, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2002           2001           2002            2001
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Rental income                                    $   606,530 $      583,224 $    1,767,466  $    1,783,083
Income from investment in joint ventures              14,358         16,701         54,091          45,211
Interest and other income                              2,538          5,435          7,255          17,109
Gain on sale of assets                                   249             --            498              --
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  623,675        605,360      1,829,310       1,845,403
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   133,695        140,182        406,889         443,608
Operating expenses - affiliated                      102,756        102,905        310,560         305,375
Loss on disposal of assets                                --             --         51,268           2,138
Interest expense                                      76,625         87,981        238,556         271,492
Management fees                                       35,230         32,964        100,197          99,753
Real estate taxes                                     30,788         33,944         92,363          91,250
Professional and administrative expenses              38,856         30,334         96,963         106,328
Professional and administrative expenses -
  affiliated                                          33,007         41,108        103,641         119,724
Depreciation and amortization                        125,680        121,203        374,188         365,494
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  576,637        590,621      1,774,625       1,805,162
                                               -------------  -------------  -------------   -------------

Net income                                    $       47,038 $       14,739 $       54,685  $       40,241
                                               =============  =============  =============   =============

Net income allocated to the limited partners  $       46,568 $       14,592 $       54,138  $       39,839
                                               =============  =============  =============   =============

Net income per limited partnership Interest   $         1.93 $         0.61 $         2.25  $         1.65
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Interests                               24,109         24,109         24,109          24,109
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                              ------------------------------------------
                                                                     2002                    2001
                                                              ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                   $            54,685     $            40,241
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                            51,268                   2,138
    Gain on sale of assets                                                  (498)                     --
    Depreciation and amortization                                        405,212                 396,292
    Income from investment in joint ventures                             (54,091)                (45,211)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                  (75,803)                (60,397)
      Accounts receivable                                                 23,304                  83,385
      Other assets                                                        (7,126)                (14,319)
      Accounts payable                                                     1,041                  52,708
      Security deposits                                                    2,550                     493
      Other liabilities                                                  137,944                 109,027
                                                              ------------------      ------------------

     Net cash provided by operating activities                           538,486                 564,357
                                                              ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (153,967)                (85,230)
Proceeds from sale of land, buildings and amenities                          498                      --
Investment in and advances to joint ventures                             (62,019)                (26,462)
                                                              ------------------      ------------------

     Net cash used in investing activities                              (215,488)               (111,692)
                                                              ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                                    --                  31,742
Principal payments on mortgages and note payable                        (423,658)               (386,679)
                                                              ------------------      ------------------

     Net cash used in financing activities                              (423,658)               (354,937)
                                                              ------------------      ------------------

     Net (decrease) increase in cash and equivalents                    (100,660)                 97,728

CASH AND EQUIVALENTS, beginning of period                                462,107                 389,963
                                                              ------------------      ------------------

CASH AND EQUIVALENTS, end of period                          $           361,447     $           487,691
                                                              ==================      ==================

Interest paid on a cash basis                                $           235,588     $           268,301
                                                              ==================      ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with the NTS- Properties IV's (the "Partnership") 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2002, approximately $125,000 of said investment was included in cash and cash equivalents.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2002 did not result in an impairment loss.

Note 7 - Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated joint ventures of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

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

  A 29.61% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

  A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties appears below:

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

For the three months ended September 30, 2002 and 2001, the unconsolidated joint ventures had total revenues of $2,272,552 and $2,387,127, respectively and net income of $160,718 and $254,333, respectively. For the nine months ended September 30, 2002 and 2001, the unconsolidated joint ventures had total revenues of $6,737,449 and $6,981,608, respectively, and net income of $513,143 and $742,249, respectively.

Note 8 - Tender Offer

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002.

On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002.

ORIG's tender offer expired September 9, 2002. A total of 1,175 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $270,250. We did not participate in this tender offer.

Detailed information on ORIG's tender offer, including the amendments to the offer and the final results of the offer, is available from the various filings made by ORIG with the Securities and Exchange Commission in connection with the offer.

Note 9 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                             September 30,        December 31,
                                                                 2002                 2001
                                                           -----------------    -----------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 8.8%, due October 1, 2004,
secured by land and a building.                           $          829,210   $        1,092,538

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.15%, due January 5,  2013,
secured by land, buildings and amenities.                          1,585,851            1,661,672

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.15%, due January 5, 2013,
secured by land, buildings and amenities.                          1,509,654            1,581,832

Note payable to a bank, bearing interest the Prime Rate,
but no less than 6%, due March 27, 2003. At September
30, 2002, the interest rate was 6.0%.                                  7,779               20,110
                                                           -----------------    -----------------

                                                          $        3,932,494   $        4,356,152
                                                           =================    =================

As of September 30, 2002, the fair value of long-term debt is approximately $4,100,000, based on the borrowing rates currently available to us for loans with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------

Property management fees                              $            100,197  $             99,753
                                                         -----------------    ------------------

Property management                                                176,501               167,781
Leasing                                                             81,022                85,639
Administrative - operating                                          50,048                46,324
Other                                                                2,989                 5,631
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         310,560               305,375
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated              103,641               119,724
                                                         -----------------    ------------------

Repairs and maintenance fee                                          8,331                 2,370
Leasing commissions                                                 10,779                 9,776
Construction management                                              5,287                    --
                                                         -----------------    ------------------

     Total related party transactions capitalized                   24,397                12,146
                                                         -----------------    ------------------

Total related party transactions                      $            538,795  $            536,998
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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at September 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the nine months ended September 30, 2002, our share of these legal costs was approximately $25,000, which was expensed.

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q (see Note - 13 Subsequent Event).

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

                                                           Three Months Ended September 30, 2002
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          277,915  $          328,615 $           606,530
Interest and other income                                      688               1,643               2,331
Gain on sale of assets                                         249                  --                 249
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          278,852  $          330,258 $           609,110
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          131,260  $          105,191 $           236,451
Interest expense                                            56,300              20,325              76,625
Management fees                                             14,162              21,068              35,230
Real estate taxes                                           15,020              15,768              30,788
Depreciation and amortization                               52,633              71,518             124,151
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          269,375  $          233,870 $           503,245
                                                 =================   =================  ==================

     Net  income                                $            9,477  $           96,388 $           105,865
                                                 =================   =================  ==================

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
                                                 =================   =================  ==================

                                                           Nine Months Ended September 30, 2002
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          765,522  $        1,001,944 $         1,767,466
Interest and other income                                    1,026               4,765               5,791
Gain on sale of assets                                         498                  --                 498
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          767,046  $        1,006,709 $         1,773,755
                                                 =================   =================  ==================

Operating expenses and operating expenses -
  affiliated                                    $          389,114  $          330,335 $           719,449
Loss on disposal of assets                                  51,268                  --              51,268
Interest expense                                           171,745              66,811             238,556
Management fees                                             38,584              61,613             100,197
Real estate taxes                                           45,059              47,304              92,363
Depreciation and amortization                              155,048             214,553             369,601
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          850,818  $          720,616 $         1,571,434
                                                 =================   =================  ==================

     Net (loss) income                          $          (83,772) $          286,093 $           202,321
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
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months and nine months ended September 30, 2002 and 2001 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                       September 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
NET REVENUES
------------
Total revenues for reportable segments              $             609,110      $             585,824
Other income for Partnership                                          207                      2,835
Income from investment in joint ventures                           14,358                     16,701
                                                       ------------------        -------------------

     Total consolidated net revenues                $             623,675      $             605,360
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                               $             124,151      $             119,674
Depreciation and amortization for Partnership                       1,529                      1,529
                                                       ------------------        -------------------

     Total depreciation and amortization            $             125,680      $             121,203
                                                       ==================        ===================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments            $             105,865      $              68,174
Net loss for Partnership                                          (58,827)                   (53,435)
                                                       ------------------        -------------------

     Total net income                               $              47,038      $              14,739
                                                       ==================        ===================

                                                              Nine Months Ended September 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
NET REVENUES
------------
Total revenues for reportable segments              $           1,773,755      $           1,788,571
Other income for Partnership                                        1,464                     11,621
Income from investment in joint ventures                           54,091                     45,211
                                                       ------------------        -------------------

     Total consolidated net revenues                $           1,829,310      $           1,845,403
                                                       ==================        ===================

OPERATING EXPENSES
------------------
Operating expenses for reportable segments          $             719,449      $             748,983
Other operating expenses for Partnership                           (2,000)                        --
                                                       ------------------        -------------------

     Total operating expenses                       $             717,449      $             748,983
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                          $             369,601      $             360,907
Depreciation and amortization for Partnership                       4,587                      4,587
                                                       ------------------        -------------------

     Total depreciation and amortization            $             374,188      $             365,494
                                                       ==================        ===================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments            $             202,321      $             214,048
Net loss for Partnership                                         (147,636)                  (173,807)
                                                       ------------------        -------------------

     Total net income                               $              54,685      $              40,241
                                                       ==================        ===================
Note 13 - Subsequent Event

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q (see Note 11 - Commitments and Contingencies).

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of September 30, 2002 and 2001 were as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                          ---------------------------------------------
                                                               2002 (1)                    2001
                                                          -------------------       -------------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (2)                          86%                       92%
Plainview Point Office Center Phases I & II                       86%                       78%
The Willows of Plainview Phase I                                  97%                       89%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview Phase II (9.7%)                          93%                       81%
Golf Brook Apartments (3.97%)                                     94%                       93%
Plainview Point III Office Center (4.96%)(3)                      56%                       81%
Blankenbaker Business Center 1A (29.61%)                         100%                      100%
Lakeshore Business Center Phase I (10.92%) (2)                    80%                       85%
Lakeshore Business Center Phase II (10.92%) (2)                   85%                       86%
Lakeshore Business Center Phase III (10.92%)(4)                   37%                       28%
  Current occupancy levels are considered adequate to continue the operation of our properties with the exception of Plainview Point III Office Center. See Note 3 below.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000, will likely be needed for tenant finish expenditures. To fund the costs for the tenant finish, we would have to obtain additional financing.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years, as Phase III completes its lease up phase of operations.

The average occupancy levels at our properties and joint ventures during the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ---------------------------     ---------------------------
                                                           2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I (1)                    86%             90%             87%             87%
Plainview Point Office Center Phases I & II                 86%             78%             86%             77%
The Willows of Plainview Phase I (1)                        92%             87%             82%             88%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview Phase II (9.7%) (1)                90%             86%             83%             85%
Golf Brook Apartments (3.97%)                               97%             93%             91%             89%
Plainview Point III Office Center (4.96%)(2)                56%             92%             55%             96%
Blankenbaker Business Center 1A (29.61%)                   100%            100%            100%            100%
Lakeshore Business Center Phase I (10.92%) (1)              80%             86%             82%             83%
Lakeshore Business Center Phase II (10.92%)                 85%             85%             85%             82%
Lakeshore Business Center Phase III (10.92%)(3)             37%             28%             36%             26%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                         -------------------------    ---------------------------
                                                            2002          2001            2002           2001
                                                         -----------   -----------    -------------  ------------
Wholly-Owned Properties
-----------------------

Commonwealth Business Center Phase I                  $      181,864 $     179,921  $       558,965 $     539,386
Plainview Point Office Center Phases I & II           $      148,394 $     133,654  $       447,744 $     405,083
The Willows of Plainview Phase I                      $      278,852 $     272,249  $       767,046 $     844,102

(Continued on Next Page)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                         -------------------------    ---------------------------
                                                            2002          2001            2002           2001
                                                         -----------   -----------    -------------  ------------
Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

The Willows of Plainview II (9.7%)                    $      319,310 $     322,467  $       903,097 $     950,889
Golf Brook Apartments (3.97%)                         $      746,319 $     778,221  $     2,201,948 $   2,201,886
Plainview Point III Office Center (4.96%)             $      140,001 $     219,178  $       422,242 $     688,090
Blankenbaker Business Center 1A (29.61%)              $      237,406 $     232,307  $       714,851 $     703,002
Lakeshore Business Center Phase I (10.92%)            $      400,292 $     404,067  $     1,210,294 $   1,181,934
Lakeshore Business Center Phase II (10.92%)           $      355,482 $     377,152  $     1,068,140 $   1,096,082
Lakeshore Business Center Phase III (10.92%)          $       73,742 $      53,735  $       216,877 $     159,725
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

Results of Operations

If there has not been a material change in an item from September 30, 2001 to September 30, 2002, we have omitted any discussion concerning that item.

Interest and Other Income

Interest and other income decreased approximately $10,000, or 58%, for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily as the result of decreased cash reserves available for investment.

Operating Expenses

Operating expenses decreased approximately $37,000, or 8%, for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily as the result of a decrease in repairs and maintenance at Plainview Point Phases I and II and Commonwealth Business Center I. The decrease is also due to a decrease in landscaping at all three of our wholly-owned properties.

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

Interest Expense

Interest expense decreased approximately $11,000, or 13%, and $33,000, or 12%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated decreased approximately $8,000, or 20%, and $16,000, or 13%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is due to decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. The employee services include legal, financial and other services necessary to manage and operate the Partnership.

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

Cash flows provided by (used in):

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------
Operating activities                                  $            538,486  $            564,357
Investing activities                                              (215,488)             (111,692)
Financing activities                                              (423,658)             (354,937)
                                                         -----------------    ------------------

     Net change in cash and equivalents               $           (100,660) $             97,728
                                                         =================    ==================

Net cash provided by operating activities decreased approximately $26,000, or 5%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease was primarily driven by a decrease in collections of accounts receivable and the change in accounts payable.

Net cash used in investing activities increased approximately $104,000, or 93%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase is the result of increased capital expenditures, primarily related to the renovation of The Willows clubhouse and increased investment in joint ventures, primarily related to the capital contributions made to the Lakeshore University II Joint Venture.

Net cash used in financing activities increased approximately $69,000, or 19% for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase is the result of continued principal payments partially offset by proceeds from a note payable obtained March 27, 2001 by The Willows of Plainview Phase I.

Due to the fact that no distributions were made during the nine months ended September 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

Our plans for renovations, other major capital expenditures, and other commitments that will affect future liquidity are described below.

The demand on future liquidity is anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001 at the end of their lease. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000 will likely be needed for tenant finish costs. Our share of these costs would be approximately $31,000.

We anticipate having to continue to fund the working capital deficit of the Lakeshore/University II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the Lakeshore/University II Joint Venture.

As of September 30, 2002, we anticipate making certain building improvements during 2002. These improvements include HVAC replacements at Commonwealth Business Center I ($8,000) and at Plainview Point Phases I and II ($10,000).We also have commitments for approximately $148,000 at Commonwealth Business Center Phase I and $120,000 at Plainview Point Office Center Phase II for tenant improvements. The tenant improvements will be funded in 2002 from existing working capital.

Blankenbaker Business Center 1A and Lakeshore Business Center Phase I are expected to require new roofs in 2003. The roof replacements are expected to cost approximately $205,000 and $200,000, respectively. Our share of these costs is expected to be approximately $61,000 and $22,000, respectively.

We have no other material commitments for renovations or capital improvements as of September 30, 2002.

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

Across the United States there have been recent reports of lawsuits against owners and managers of multi-family and commercial properties asserting claims of personal injury and property damage caused by the asserted presence of mold and other microbial organisms in residential units and commercial space. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have not, at present, been named as a defendant in any lawsuit that has alleged the presence of mold or other microbial organisms. Prior to September 13, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since September 13, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although certain of our insurance carriers do provide some coverage for personal injury claims. We are in the process of implementing protocols and procedures to prevent the build-up of mold and other microbial organisms in our properties, and are in the process of implementing more stringent maintenance, housekeeping and notification requirements for tenants in our properties. We believe that these measures will eliminate, or at least, minimize any effect that mold or other microbial organisms could have on our tenants. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of, or exposure to, mold or other microbial organisms will not have a material adverse effect on our consolidated financial condition or results of operations and our subsidiaries taken as a whole.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences, such as the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $7,779 note payable on The Willows of Plainview Phase I. At September 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $156,000 decrease in the fair value of the debt and would not have a significant effect on interest expense of the variable rate note.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the General Partner of our General Partner, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:
       99.1   Certification of Chief Executive Officer and Chief Financial Officer.

b)   Reports on Form 8-K:
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES IV

By:	NTS-Properties Associates IV,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, J.D. Nichols, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties IV;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     J.D. Nichols

Chief Executive Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner of NTS-Properties IV

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties IV;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner of NTS-Properties IV

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.