Form 10-K
period 2002-12-31
NTS PROPERTIES IV
filed 2003-03-31
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Kentucky
(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-19
Item 3.	Legal Proceedings	19-20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Registrant's Limited Partnership Interests
	and Related Partner Matters	21
Item 6.	Selected Financial Data	22-23
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23-31
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33-68
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	69

PART III

Item 10.	Directors and Executive Officers of the Registrant	70-71
Item 11.	Management Remuneration and Transactions	71-72
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	72
Item 13.	Certain Relationships and Related Transactions	73
Item 14.	Controls and Procedures	73

PART IV

Item 15.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	74-76
Signatures		77
Certifications		78-79

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties IV (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership (the "General Partner"). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures. As of December 31, 2002, the Partnership owned the following properties and joint venture interests listed below:

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

  A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties V, a Maryland limited partnership, an affiliate of our General Partner, ("NTS-Properties V"). Our percentage interest in the joint venture was 9.70% on December 31, 2002.

  A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between us and NTS- Properties VI, a Maryland limited partnership, an affiliate of our General Partner, ("NTS-Properties VI"). Our percentage interest in the joint venture was 3.97% on December 31, 2002.

  A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties VI. Our percentage interest in the joint venture was 4.96% on December 31, 2002.

  A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 29.61% on December 31, 2002.

  A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 10.92% on December 31, 2002.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2002 appears below:

  Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We or the joint ventures in which we are a partner have a fee title interest in the above properties. While we believe that our properties are adequately covered by property insurance, there is a risk that unknown mold and other microbial damage may not be covered by our insurance. Please see Part II, Item 7 for a discussion of this potential liability.

As of December 31, 2002, our properties and joint venture investments were encumbered by mortgages as shown in the table below:

                                                      Interest          Maturity              Balance
Property                                                Rate              Date              on 12/31/02
-------------------------------------------------  ---------------   ---------------     ------------------
Commonwealth Business Center Phase I                    8.80%           10/01/04    (1) $           737,515
Plainview Point Office Center Phases I and II             -                 -           $                --
The Willows of Plainview Phase I                        7.15%           01/05/13    (2) $         1,559,662
The Willows of Plainview Phase I                        7.15%           01/05/13    (2) $         1,484,724
The Willows of Plainview Phase II                       7.20%           01/05/13    (2) $         2,494,654
The Willows of Plainview Phase II                       7.20%           01/05/13    (2) $         1,489,917
Golf Brook Apartments                                     -                 -           $                --(3)
Plainview Point Office Center Phase III                   -                 -           $                --(4)
Blankenbaker Business Center 1A                        8.500%           11/15/05    (5) $         1,733,466
Lakeshore Business Center Phase I                      8.125%           08/01/08    (6) $         3,315,490
Lakeshore Business Center Phase II                     8.125%           08/01/08    (6) $         3,567,113
Lakeshore Business Center Phase III                 LIBOR + 2.3%        09/08/03    (7) $         1,844,049

(1)  Current monthly principal payments are based upon a 10-year amortization schedule.  At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
(2)  Current monthly principal payments are based upon a 15-year amortization schedule.  At maturity, we believe the loan will have been repaid based on the current rate of amortization.
(3)  Golf Brook Apartments, a joint venture between us and NTS- Properties VI, is encumbered by a mortgage loan from an insurance company.  The $6,899,113 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement.  The mortgage bears interest at a fixed rate of 7.57% and matures May
     15, 2009.   At maturity, we believe the loan will have been repaid based on the current rate of amortization.
(4)  Plainview Point Office Center Phase III, a joint venture between us and NTS-Properties VI, is encumbered by a mortgage loan to a bank.  The $3,065,058 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement.  The mortgage bears interest at 8.38% and matures December 1, 2010.
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
(7)  The construction loan for Lakeshore Business Center Phase III required  interest payments only through September
     2001.  Principal payments were required starting October 2001.  We anticipate replacing the construction loan with permanent financing at or before its maturity.
Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners' capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see "Potential Consolidation" later in this section for a discussion of our potential consolidation with other affiliated entities.

Description of Real Property

Commonwealth Business Center Phase I

As of December 31, 2002, there were 9 tenants leasing space aggregating approximately 76,000 square feet of rentable area at Commonwealth Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase I are professional service entities. The principal occupations/professions practiced include insurance and machinery sales/services. Two tenants individually lease more than 10% of Commonwealth Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 91% (2002), 90% (2001), 86% (2000), 93% (1999) and 89% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2004                  40,079 (47.9%)                      $7.59
               2                           2008                   9,600 (11.5%)                      $8.30

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.

Plainview Point Office Center Phases I and II

As of December 31, 2002, there were 8 tenants leasing space aggregating approximately 49,000 square feet of rentable area at Plainview Point Office Center Phases I and II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phases I and II are professional service entities. The principal occupations/professions practiced include a business school, mortgage company and insurance. Two tenants individually lease more than 10% of Plainview Point Office Center's rentable area. The occupancy levels at the office center as of December 31 were 86% (2002), 84% (2001), 77% (2000), 79% (1999) and 65% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2009                  28,675 (50.5%)                     $11.40
               2                           2004                   7,428 (13.1%)                     $13.60

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
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

Monthly rental rates at The Willows of Plainview Phase I start at $699 for one-bedroom apartments, $959 for two-bedroom apartments and $1,059 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year, however some apartments will be rented on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (2002), 78% (2001), 87% (2000), 96% (1999) and 86% (1998). See Part II, Item 7 for average occupancy information.

The following is information regarding the joint venture properties in which we have a 10% or greater interest as of and for the year ending December 31, 2002. We had a 9.7%, 4.96% and 3.97% joint venture interest in The Willows of Plainview Phase II, Plainview Point III Office Center and Golf Brook Apartments, respectively, as of and for the year ending December 31, 2002.

Blankenbaker Business Center 1A

A single tenant leases 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenant is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2002, 2001, 2000, 1999 and 1998 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration           Net Rentable Area (2)              per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2005                  100,640 (100%)                      $7.48

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2)      Rentable area includes ground floor and mezzanine square feet.
Lakeshore Business Center Phase I

As of December 31, 2002, there were 30 tenants leasing space aggregating approximately 73,000 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 71% (2002), 89% (2001), 85% (2000), 73% (1999) and 85% (1998). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2002, there were 20 tenants leasing space aggregating approximately 79,000 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 81% (2002), 82% (2001), 86% (2000), 72% (1999) and 79% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning a major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2008                  27,868 (28.8%)                      $9.75

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
Lakeshore Business Center Phase III

As of December 31, 2002, there were 3 tenants leasing approximately 15,000 square feet of the rentable area at Lakeshore Business Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. Tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced include insurance services and telecommunications. The occupancy levels at the business center as of December 31 were 37% (2002), 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2006                  4,689 (12.0%)                      $14.15
               2                           2006                  6,190 (15.8%)                      $14.04

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                        Federal            Property             Annual
                                                       Tax Basis           Tax Rate         Property Taxes
                                                   ------------------  -----------------  ------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I              $         4,142,703       .010850      $            44,937
Plainview Point Office Center Phases I and II     $         3,689,030       .010950      $            17,147
The Willows of Plainview Phase I                  $         7,565,566       .010950      $            60,481

Joint Venture Properties
The Willows of Plainview Phase II                 $         8,145,197       .010950      $            65,768
Golf Brook Apartments                             $        16,645,019       .017426      $           276,499
Plainview Point III Office Center                 $         4,850,188       .010950      $            25,517
Blankenbaker Business Center 1A                   $         7,386,626       .010850      $            51,281
Lakeshore Business Center Phase I                 $        10,549,904       .025064      $           168,225
Lakeshore Business Center Phase II                $        12,585,246       .025064      $           187,967
Lakeshore Business Center Phase III               $         4,729,434       .025064      $            59,787

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $15,446,000.

Joint Venture Investments

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

  The vote or consent of each of the Partners to dissolve the Partnership; or

  September 30, 2028.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balances of the mortgages on December 31, 2002 total $3,984,571 ($2,494,654 and $1,489,917). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 9.70% on December 31, 2002, 2001 and 2000.

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

  September 30, 2025.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The current mortgage payable of $6,899,113 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 3.97% on December 31, 2002, 2001 and 2000.

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

  December 30, 2026.

Plainview Point III Office Center is encumbered by a mortgage payable to a bank. The current mortgage payable of $3,065,058 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at 8.38%, matures December 1, 2010 and is secured by the assets of Plainview Point III Office Center. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 4.96% on December 31, 2002, 2001 and 2000.

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

  December 31, 2030.

The joint venture obtained permanent financing of $4,800,000 in November 1994. The outstanding balance on December 31, 2002 was $1,733,466. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 29.61% on December 31, 2002, 2001 and 2000.

In June 2002, NTS-Properties Plus, one of the original members of the Blankenbaker Business Center joint venture, merged into ORIG, LLC, an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus in the joint venture. See the information under the caption "Ownership of Joint Venture" in Part II, Item 7 of this Form 10-K.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                   Property                                        Contributing Owner
-----------------------------------------------     ------------------------------------------------

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

  December 31, 2030.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

      Loan Balance
       on 12/31/02                     Encumbered Property
-------------------------  --------------------------------------------
  $        3,315,490      Lakeshore Business Center Phase I
  $        3,567,113      Lakeshore Business Center Phase II
  $        1,844,049      Lakeshore Business Center Phase III

The loans are recorded as liabilities of the L/U II Joint Venture. The mortgages of Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization. The mortgage of Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003. As of December 31, 2002, the interest rate was 4.17%. We anticipate replacing the construction loan with permanent financing at or before its maturity.

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

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interest. The term "Net Cash Flow" means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 10.92% on December 31, 2002, 2001 and 2000.

In June 2002, NTS-Properties Plus, one of the original members of the L/U II Joint Venture, merged into ORIG, LLC, an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus in the joint venture. See the information under the caption "Ownership of Joint Venture" in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. In the vicinity of Golf Brook Apartments, there are three apartment communities currently under construction, one apartment community slated to start construction in 2003 and one apartment community that could potentially start construction in 2003. Construction on the first community started in 2002, with completion scheduled for late summer 2003. This community will have 294 apartments. The construction of the second community began in 2002 with a completion date scheduled for fall 2003. This community will have 200 apartments. The construction of the third community also started in 2002 but the completion date is unknown at this time. The community will have 350 apartments. The fourth community was graded in 2002 and construction is scheduled to begin in 2003. The completion date is unknown at this time. This community will have 754 apartments. The fifth community is a proposed addition to an existing community of 286 apartments. No construction start date or completion date has been determined. In the vicinity of The Willows of Plainview (Phase I, Phase II and The Park at the Willows), there are three apartment communities scheduled to start construction in 2003. The first community will have approximately 300 units and is scheduled to break ground in Spring 2003. The second community will have approximately 500 units and is scheduled to begin construction in August 2003. The third community will have approximately 200 units and is expected to start construction some time in the late summer of 2003. The expected completion date for all three communities is unknown at this time. Currently, the effect these new properties will have on occupancy at Golf Brook Apartments and The Willows of Plainview is unknown. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property. See "Conflict of Interest."

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

As compensation for its services, NTS Development Company received a total of $135,082 in property management fees for the year ended December 31, 2002. $81,718 was paid by commercial properties and $53,364 was paid by residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with our operations, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2002, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner's judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner's duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our General Partner. The new combined entity would own all of the properties currently owned by the various participants in the consolidation, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each participant in the consolidation, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $28,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. We had 1,219 limited partners as of January 31, 2003. Cash distributions and allocations of income and loss are made as described in Item 8 - Note 1D.

No distributions were paid during 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 - Selected Financial Data

Years ended December 31:

                                   2002              2001             2000             1999             1998
                              ---------------   ---------------  ---------------  ---------------  ---------------
Rental and other income      $      2,391,468  $      2,409,585 $      2,474,093 $      2,333,381 $      2,273,371
Income (loss) from
  investment in joint
  ventures                             81,502            63,818           89,039           82,475          154,446
Gain on sale of assets                    498                90               --               --               --
Total expenses                     (2,391,550)       (2,364,503)      (2,326,737)      (2,418,547)      (2,329,521)
                              ---------------   ---------------  ---------------  ---------------  ---------------

Net income (loss)            $         81,918  $        108,990 $        236,395 $         (2,691)$         98,296
                              ===============   ===============  ===============  ===============  ===============

Net income (loss)
  allocated to:
    General Partner          $            819  $          1,090 $          2,364 $            (27)$            983
    Limited partners         $         81,099  $        107,900 $        234,031 $         (2,664)$         97,313

Net income (loss) per
  limited partnership
  interest                   $           3.36  $           4.48 $           9.67 $          (0.11)$           3.75

Weighted average number
  of limited partnership
  interests                            24,109            24,109           24,208           24,778           25,918

Cumulative net income
  (loss) allocated to:
    General Partner          $          8,145  $          7,326 $          6,236 $          3,872 $          3,899
    Limited partners         $        806,219  $        725,120 $        617,220 $        383,189 $        385,853

Cumulative taxable
  income (loss) allocated to:
    General Partner          $        (22,598) $        (24,899)$        (25,603)$        (27,678)$        (26,810)
    Limited partners         $     (2,236,659) $     (2,464,497)$     (2,535,209)$     (2,740,689)$     (2,654,795)

Cumulative distributions
  declared:
    General Partner          $        218,253  $        218,253 $        218,253 $        218,253 $        218,253
    Limited partners         $     21,607,636  $     21,607,636 $     21,607,636 $     21,607,636 $     21,607,636

At year end:
  Land, buildings and
    amenities, net           $      6,258,639  $      6,561,375 $      6,907,615 $      7,301,116 $      7,457,476
Total assets                 $      7,874,283  $      8,320,129 $      8,615,520 $      9,024,075 $      9,578,845
Mortgages and note
  payable                    $      3,785,444  $      4,356,152 $      4,846,678 $      5,317,257 $      5,750,946

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

Critical Accounting Policies

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Occupancy Levels

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                              2002 (1)         2001            2000
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                             91%            90%            86%
Plainview Point Office Center Phases I and II                    86%            84%            77%
The Willows of Plainview Phase I                                 92%            78%            87%

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (9.70%)                        89%            74%            89%
Golf Brook Apartments (3.97%) (2)                                88%            89%            87%
Plainview Point III Office Center (4.96%) (3)                    51%            54%            73%
Blankenbaker Business Center 1A  (29.61%)                       100%           100%           100%
Lakeshore Business Center Phase I (10.92%) (2)                   71%            89%            85%
Lakeshore Business Center Phase II (10.92%) (2)                  81%            82%            86%
Lakeshore Business Center Phase III (10.92%) (4)                 37%            28%            12%

(1)      Current occupancy levels are considered adequate to continue operation of our properties, with the exception of Plainview Point III Office Center and Lakeshore Business Center Phases I and III.
(2)      In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)      A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001.
         There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $717,000, will likely be needed for tenant finish expenditures.  Our share of these costs would be approximately $36,000.
(4)      We expect occupancy levels to stabilize near those of Phase II over the next two years, as Phase III completes its lease up phase of operations.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I (1)                         87%            89%            91%
Plainview Point Office Center Phases I and II                    86%            79%            75%
The Willows of Plainview Phase I (1)                             85%            87%            94%

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (9.70%)                        85%            83%            92%
Golf Brook Apartments  (3.97%)                                   91%            90%            92%
Plainview Point III Office Center (4.96%) (2)                    55%            90%            88%
Blankenbaker Business Center 1A (29.61%)                        100%           100%           100%
Lakeshore Business Center Phase I (10.92%) (1)                   80%            85%            78%
Lakeshore Business Center Phase II (10.92%)                      84%            82%            83%
Lakeshore Business Center Phase III (10.92%) (3)                 36%            26%            12%

(1)      In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)      A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001.
         There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $717,000, will likely be needed for tenant finish expenditures.  Our share of these costs would be approximately $36,000.
(3)      We expect occupancy levels to stabilize near those of Phases I and II over the next two years, as Phase III completes its lease up phase of operations.

Rental and Other Income

The rental and other income generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                       $      744,055 $      724,243 $       756,599
Plainview Point Office Center Phases I and II              $      595,898 $      548,217 $       512,900
The Willows of Plainview Phase I                           $    1,050,881 $    1,124,254 $     1,187,368

Joint Venture Properties
(Ownership % on December 31, 2002)
The Willows of Plainview Phase II (9.70%)                  $    1,227,435 $    1,243,469 $     1,318,620
Golf Brook Apartments  (3.97%)                             $    2,963,776 $    2,940,558 $     3,271,227
Plainview Point III Office Center (4.96%)                  $      613,914 $      858,673 $       848,522
Blankenbaker Business Center 1A (29.61%)                   $      952,219 $      935,165 $       908,100
Lakeshore Business Center Phase I (10.92%)                 $    1,568,755 $    1,608,506 $     1,404,217
Lakeshore Business Center Phase II (10.92%)                $    1,399,961 $    1,460,407 $     1,414,306
Lakeshore Business Center Phase III (10.92%)               $      290,618 $      214,052 $         5,122

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

Results of Operations for 2000, 2001 and 2002

The following table of segment data is provided:

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,050,881 $       1,339,953 $         82,634 $       2,473,468
Operating expense                                      504,361           469,757           (2,000)          972,118
Interest expense                                       227,071            85,134               --           312,205
Depreciation and amortization                          207,699           286,733            6,116           500,548
Net (loss) income                                      (53,363)          354,527         (219,246)           81,918

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,124,254 $       1,272,460 $         76,779 $       2,473,493
Operating expense                                      493,709           485,554            2,000           981,263
Interest expense                                       241,524           115,155               --           356,679
Depreciation and amortization                          203,670           278,950            6,116           488,736
Net income (loss)                                       67,764           254,136         (212,910)          108,990

                                                                             2000
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,187,368 $       1,269,499 $        106,265 $       2,563,132
Operating expense                                      425,461           490,671               --           916,132
Interest expense                                       255,780           142,655               --           398,435
Depreciation and amortization                          198,720           281,433            6,116           486,269
Net income (loss)                                      151,626           217,342         (132,573)          236,395

Several general trends have affected our recent operating results. Net revenues for residential have decreased slightly due to lower average occupancy at The Willows of Plainview Phase I, while commercial net revenues have increased slightly due to increased average occupancy at Plainview Point Office Center Phase I and II. Operating expenses have remained relatively stable. Interest expense continues to decrease as a result of normal recurring principal reductions. Depreciation and amortization has increased slightly as a result of continued capital improvements.

There has not been a material change in a particular line item on the Statements of Operations from one year to the next; therefore we have omitted any discussion concerning individual line items.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2002.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Operating activities                                  $       649,224 $      745,729 $      550,526
Investing activities                                         (334,894)      (183,059)       (43,768)
Financing activities                                         (570,708)      (490,526)      (493,579)
                                                       --------------  -------------  -------------

     Net (decrease) increase in cash and equivalents  $      (256,378)$       72,144 $       13,179
                                                       ==============  =============  =============

Net cash provided by operating activities decreased approximately $97,000, or 13%, in 2002, primarily due to the changes in accounts receivable and accounts payable, which was partially offset by the loss on disposal of assets.

Net cash provided by operating activities increased approximately $195,000, or 36%, in 2001, primarily as a result of increased accounts payable, which was partially offset by the decreased net income.

Net cash used in investing activities increased approximately $152,000, or 83%, in 2002, primarily as the result of increased capital expenditures and an increased investment in and advances to joint ventures.

Net cash used in investing activities increased approximately $139,000 in 2001. The increase is primarily the result of an increase in investment in or advances to joint ventures.

Net cash used in financing activities increased approximately $80,000, or 16%, in 2002, primarily as the result of continued principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Due to the fact that no distributions were made during 2002, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital based on Accounting Principles Generally Accepted in the United States has been omitted.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000. We expect to use existing and new financing sources to make these expenditures. There can be no assurances that we will be successful in seeking new sources of financing for Lakeshore Business Center Phase III.

The demand on future liquidity is anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001 at the end of their lease. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $717,000 will likely be needed for tenant finish costs. Our share of these costs would be approximately $36,000.

Plainview Point Office Center Phases I and II are expected to require new roofs in 2003. The roof replacements at Plainview Point Office Center Phases I and II are expected to cost approximately $87,000. The roof replacements will be funded from existing working capital or additional financing where necessary.

We had no other material commitments for renovations or capital improvements as of December 31, 2002.

We are making efforts to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are conducted by an employee of NTS Development Company, who makes calls to potential tenants and negotiates lease renewals with current tenants. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff that are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I, II and III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, provide limited protection to our operations from the impact of inflation and changing prices.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    3,785,444 $      604,929 $      826,185  $      549,203 $    1,805,127

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    3,785,444 $      604,929 $      826,185  $      549,203 $    1,805,127
                                   =============  =============  =============   =============  =============

(1)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees (1)                $    14,450,836 $    3,673,087 $    4,062,180  $    3,367,678 $    3,347,891

Other commercial
  commitments  (2)              $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $    14,450,836 $    3,673,087 $    4,062,180  $    3,367,678 $    3,347,891
                                 ==============  =============  =============   =============  =============

(1)  As an investor in numerous joint ventures, we are jointly and severally liable for certain of their debts that are not reflected on our financial statements.  See Note 4 of our Combined Joint Ventures.
(2)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,543 note payable on The Willows of Plainview Phase I. On December 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $149,000 decrease in the fair value of debt and would not have a significant effect on interest expense due to the variable rate note.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties IV:

We have audited the accompanying balance sheet of NTS-Properties IV (the Partnership) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                2001
                                                            -----------------   -----------------
ASSETS
Cash and equivalents                                       $          205,729  $          462,107
Cash and equivalents - restricted                                      26,750              27,757
Accounts receivable                                                   123,412             143,553
Land, buildings and amenities, net                                  6,258,639           6,561,375
Investment in and advances to joint ventures                        1,120,227             952,413
Other assets                                                          139,526             172,924
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $        7,874,283  $        8,320,129
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                 $        3,785,444  $        4,356,152
Accounts payable                                                      104,646             111,790
Security deposits                                                      31,631              29,931
Other liabilities                                                      86,449              38,061
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              4,008,170           4,535,934

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    3,866,113           3,784,195
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        7,874,283  $        8,320,129
                                                            =================   =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   2002           2001           2000
                                               -------------  -------------  -------------
REVENUES
Rental income                                 $    2,383,505 $    2,390,579 $    2,449,691
Income from investment in joint ventures              81,502         63,818         89,039
Gain on sale of assets                                   498             90             --
Interest and other income                              7,963         19,006         24,402
                                               -------------  -------------  -------------

     TOTAL REVENUES                                2,473,468      2,473,493      2,563,132
                                               -------------  -------------  -------------

EXPENSES
Operating expenses                                   557,689        572,703        529,115
Operating expenses - affiliated                      414,429        408,560        387,017
Loss on disposal of assets                            51,268          2,147         43,220
Interest expense                                     312,205        356,679        398,435
Management fees                                      135,082        133,416        137,432
Real estate taxes                                    122,565        120,689        112,527
Professional and administrative expenses             154,049        124,299        109,626
Professional and administrative expenses -
  affiliated                                         143,715        157,274        123,096
Depreciation and amortization                        500,548        488,736        486,269
                                               -------------  -------------  -------------

     TOTAL EXPENSES                                2,391,550      2,364,503      2,326,737
                                               -------------  -------------  -------------

Net income                                    $       81,918 $      108,990 $      236,395
                                               =============  =============  =============

Net income allocated to the limited partners  $       81,099 $      107,900 $      234,031
                                               =============  =============  =============

Net income per limited partnership interest   $         3.36 $         4.48 $         9.67
                                               =============  =============  =============

Weighted average number of limited
  partnership interests                               24,109         24,109         24,208
                                               =============  =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2000                   24,209          $    3,676,192 $      (214,382)$    3,461,810

   Net income                                                        234,031           2,364        236,395

   Repurchase of limited partnership
     interests                                  (100)                (23,000)             --        (23,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2000                 24,109               3,887,223        (212,018)     3,675,205

   Net income                                                        107,900           1,090        108,990
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 24,109               3,995,123        (210,928)     3,784,195

   Net income                                                         81,099             819         81,918
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 24,109          $    4,076,222 $      (210,109)$    3,866,113
                                       =============           =============  ==============  =============

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $       81,918 $      108,990 $       236,395
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                     51,268          2,147          43,220
    Gain on sale of assets                                           (498)           (90)             --
    Depreciation and amortization                                 541,934        530,199         528,405
    Income from investment in joint ventures                      (81,502)       (63,818)        (89,039)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                             1,007         11,787          (1,536)
      Accounts receivable                                          20,141         86,472          28,926
      Other assets                                                 (7,988)       (16,103)        (44,474)
      Accounts payable                                             (7,144)        72,614        (134,608)
      Security deposits                                             1,700         (1,104)        (13,518)
      Other liabilities                                            48,388         14,635          (3,245)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    649,224        745,729         550,526
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (249,080)      (144,761)       (135,988)
Proceeds from sale of assets                                          498            208              --
Investment in and advances (to) from joint ventures               (86,312)       (38,506)         92,220
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (334,894)      (183,059)        (43,768)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                             --         31,742              --
Principal payments on mortgages and note payable                 (570,708)      (522,268)       (470,579)
Repurchase of limited partnership interests                            --             --         (23,000)
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (570,708)      (490,526)       (493,579)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents             (256,378)        72,144          13,179

CASH AND EQUIVALENTS, beginning of period                         462,107        389,963         376,784
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of period                        $      205,729 $      462,107 $       389,963
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      308,287 $      352,461 $       391,080
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties IV (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The General Partner is NTS-Properties Associates IV, a Kentucky limited partnership. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in the properties and joint ventures listed below. We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

B) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

Please see our accompanying Combined Joint Ventures' financial statements and notes, which include the combined financial statements of the joint ventures listed in Note 1C.

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

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
Net income                                                 $       81,918 $      108,990 $       236,395
Items handled differently for tax purposes:
  Depreciation and amortization                                   122,776         10,875           4,669
  Prepaid rent                                                     56,682         20,494              --
  Other                                                           (31,237)       (68,933)        (33,509)
                                                            -------------  -------------  --------------

Taxable income                                             $      230,139 $       71,426 $       207,555
                                                            =============  =============  ==============
F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2002, approximately $118,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's respective lease agreement. Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income under these leases is included in accounts receivable and totaled $101,242 and $112,668 on December 31, 2002 and 2001, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2002, 2001 and 2000.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Note 2 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, commercial properties in Louisville, Kentucky and Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property. We also own and operate, either wholly or through a joint venture, residential properties in Louisville, Kentucky and Orlando, Florida. The following table contains approximate data for tenants of our wholly owned properties whose rents represent 10% or more of our total revenues:

                                2002                             2001                              2000
                  --------------------------------  -------------------------------  --------------------------------
                                         % of                             % of                              % of
Major Tenant:         Rents            Revenue          Rents            Revenue         Rents             Revenue
----------------  -------------     --------------  -------------     -------------  --------------     -------------
       1         $      310,723         12.57%     $      320,623        12.97%     $       304,123        11.87%
       2         $      322,036         13.03%     $      312,721        12.65%     $       286,027        11.16%

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between November 20, 1998 and December 31, 2001, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $248,500 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,559 Interests for $1,678,470 at a price ranging from $205 to $230 per Interest. We did not participate in the fourth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002.

On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002.

ORIG's tender offer expired September 9, 2002. A total of 1,175 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $270,250. We did not participate in this tender offer.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                     2002                 2001
                                                ---------------     ----------------
Land and improvements                         $       3,265,951   $        3,260,850

Buildings, improvements and amenities                12,255,229           12,180,635
                                                ---------------     ----------------

                                                     15,521,180           15,441,485

   Less accumulated depreciation                      9,262,541            8,880,110
                                                ---------------     ----------------

                                              $       6,258,639   $        6,561,375
                                                ===============     ================
Note 5 - Mortgages and Note Payable

Mortgages and note payable as of December 31 consist of the following:

                                                             2002              2001
                                                       ----------------  ---------------
Mortgage payable to an insurance company in
monthly installments, bearing interest at a fixed rate
of 8.8%, due October 1, 2004, secured by land and a   $                 $
building.                                                       737,515        1,092,538

Mortgage payable to an insurance company in
monthly installments, bearing interest at a fixed rate
of 7.15%, due January 5,  2013, secured by land,
buildings and amenities.                                      1,559,662        1,661,672

Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.15%, due January 5, 2013,
secured by land, buildings and amenities.                     1,484,724        1,581,832

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6%, due March 27, 2003. At
December 31, 2002, the interest rate was 6%.                      3,543           20,110
                                                       ----------------  ---------------

                                                      $       3,785,444 $      4,356,152
                                                       ================  ===============

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     604,929
                2004                                       579,588
                2005                                       246,597
                2006                                       264,818
                2007                                       284,385
             Thereafter                                  1,805,127
                                       ---------------------------

                                     $                   3,785,444
                                       ===========================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $3,964,000 and $4,400,000, respectively.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases for our commercial properties as of December 31, 2002:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   1,158,843
                2004                                     1,030,852
                2005                                       596,882
                2006                                       513,391
                2007                                       397,768
             Thereafter                                    563,799
                                       ---------------------------

                                     $                   4,261,535
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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           135,082 $           133,416 $          137,432
                                                       ------------------  ------------------  -----------------

Property management                                               235,231             223,555            249,007
Leasing                                                           104,833             116,210             69,283
Administrative - operating                                         68,398              62,174             61,442
Other                                                               5,967               6,621              7,285
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        414,429             408,560            387,017
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             143,715             157,274            123,096
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       13,046               5,085             13,448
Leasing commissions                                                18,765              11,961             10,022
Other                                                               5,287               2,050                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  37,098              19,096             23,470
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           730,324 $           718,346 $          671,015
                                                       ==================  ==================  =================
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

We are jointly and severally liable for mortgages and notes payable of our unconsolidated Joint Ventures. The outstanding balances on these mortgages and notes payable on December 31, 2002 and 2001 were $14,450,836 and $16,028,646, respectively.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $28,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

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

                                                                            2002
                                               ------------------------------------------------------------
                                                   Residential          Commercial            Total
                                               ------------------  -------------------  -------------------
Rental income                                $          1,049,458 $          1,334,047 $          2,383,505
Other income                                                  925                5,906                6,831
Gain on sale of assets                                        498                   --                  498
                                               ------------------  -------------------  -------------------

     Total revenues                          $          1,050,881 $          1,339,953 $          2,390,834
                                               ==================  ===================  ===================

Operating expenses and operating expenses
  - affiliated                                $           504,361 $            469,757 $            974,118
Loss on disposal of assets                                 51,268                   --               51,268
Interest expense                                          227,071               85,134              312,205
Management fees                                            53,364               81,718              135,082
Real estate taxes                                          60,481               62,084              122,565
Depreciation and amortization                             207,699              286,733              494,432
                                               ------------------  -------------------  -------------------

     Total expenses                           $         1,104,244 $            985,426 $          2,089,670
                                               ------------------  -------------------  -------------------

Net (loss) income                             $           (53,363)$            354,527 $            301,164
                                               ==================  ===================  ===================

Land, buildings and amenities, net            $         3,278,109 $          2,972,457 $          6,250,566
                                               ==================  ===================  ===================

Expenditures for land, buildings and
  amenities                                   $           143,962 $            105,118 $            249,080
                                               ==================  ===================  ===================

Segment liabilities                           $         3,125,495 $            866,195 $          3,991,690
                                               ==================  ===================  ===================

                                                                            2001
                                               ------------------------------------------------------------
                                                   Residential          Commercial            Total
                                               ------------------  -------------------  -------------------
Rental income                                 $         1,122,212 $          1,268,367 $          2,390,579
Other income                                                1,952                4,093                6,045
Gain on sale of assets                                         90                   --                   90
                                               ------------------  -------------------  -------------------

     Total revenues                           $         1,124,254 $          1,272,460 $          2,396,714
                                               ==================  ===================  ===================

Operating expenses and operating expenses
  - affiliated                                $           493,709 $            485,554 $            979,263
Loss on disposal of assets                                  2,147                   --                2,147
Interest expense                                          241,524              115,155              356,679
Management fees                                            56,561               76,855              133,416
Real estate taxes                                          58,879               61,810              120,689
Depreciation and amortization                             203,670              278,950              482,620
                                               ------------------  -------------------  -------------------

     Total expenses                           $         1,056,490 $          1,018,324 $          2,074,814
                                               ------------------  -------------------  -------------------

Net income                                    $            67,764 $            254,136 $            321,900
                                               ==================  ===================  ===================

Land, buildings and amenities, net            $         3,393,113 $          3,154,807 $          6,547,920
                                               ==================  ===================  ===================

Expenditures for land, buildings and
  amenities                                   $            77,374 $             67,387 $            144,761
                                               ==================  ===================  ===================

Segment liabilities                           $         3,356,103 $          1,153,210 $          4,509,313
                                               ==================  ===================  ===================

                                                                            2000
                                               ------------------------------------------------------------
                                                   Residential          Commercial            Total
                                               ------------------  -------------------  -------------------
Rental income                                 $         1,185,725 $          1,263,966 $          2,449,691
Other income                                                1,643                5,533                7,176
                                               ------------------  -------------------  -------------------

     Total revenues                           $         1,187,368 $          1,269,499 $          2,456,867
                                               ==================  ===================  ===================

Operating expenses and operating expenses
  - affiliated                                $           425,461 $            490,671 $            916,132
Loss on disposal of assets                                 36,067                7,153               43,220
Interest expense                                          255,780              142,655              398,435
Management fees                                            60,503               76,929              137,432
Real estate taxes                                          59,211               53,316              112,527
Depreciation and amortization                             198,720              281,433              480,153
                                               ------------------  -------------------  -------------------

     Total expenses                           $         1,035,742 $          1,052,157 $          2,087,899
                                               ------------------  -------------------  -------------------

Net income                                    $           151,626 $            217,342 $            368,968
                                               ==================  ===================  ===================

Land, buildings and amenities, net            $         3,521,674 $          3,367,102 $          6,888,776
                                               ==================  ===================  ===================

Expenditures for land, buildings and
  amenities                                   $            24,900 $            111,088 $            135,988
                                               ==================  ===================  ===================

Segment liabilities                           $         3,479,057 $          1,466,546  $         4,945,603
                                               ==================  ===================  ===================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                          2002               2001                2000
                                                   ------------------  -----------------  ------------------
NET REVENUES
Revenues for reportable segments                  $         2,390,834 $        2,396,714 $         2,456,867
Other income for Partnership                                    1,132             12,961              17,226
Income from investments in joint ventures                      81,502             63,818              89,039
                                                   ------------------  -----------------  ------------------

     Total consolidated net revenues              $         2,473,468 $        2,473,493 $         2,563,132
                                                   ==================  =================  ==================

OPERATING EXPENSES
Operating expenses for reportable segments        $           974,118 $          979,263 $           916,132
Other operating expenses for Partnership                       (2,000)             2,000                  --
                                                   ------------------  -----------------  ------------------

    Total operating expenses                      $           972,118 $          981,263 $           916,132
                                                   ==================  =================  ==================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                             $           494,432 $          482,620 $           480,153
Depreciation and amortization for Partnership                   6,116              6,116               6,116
                                                   ------------------  -----------------  ------------------

     Total depreciation and amortization          $           500,548 $          488,736 $           486,269
                                                   ==================  =================  ==================

NET INCOME (LOSS)
Net income for reportable segments                $           301,164 $          321,900 $           368,968
Net loss for Partnership                                     (219,246)          (212,910)           (132,573)
                                                   ------------------  -----------------  ------------------

     Total net income                             $            81,918 $          108,990 $           236,395
                                                   ==================  =================  ==================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                             $         6,250,566 $        6,547,920 $         6,888,776
Land, building and amenities for Partnership                    8,073             13,455              18,839
                                                   ------------------  -----------------  ------------------

     Total land, buildings and amenities          $         6,258,639 $        6,561,375 $         6,907,615
                                                   ==================  =================  ==================

LIABILITIES
Liabilities for reportable segments               $         3,991,690 $        4,509,313 $         4,945,603
Liabilities for Partnership                                    16,480             26,621              (5,288)
                                                   ------------------  -----------------  ------------------

     Total liabilities                            $         4,008,170 $        4,535,934 $         4,940,315
                                                   ==================  =================  ==================

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        600,987 $         604,647 $        623,675 $         644,159
Total expenses                                576,607           621,380          576,637           616,926
Net income (loss)                              24,380           (16,733)          47,038            27,233
Net income (loss) allocated to the
  limited partners                             24,136           (16,566)          46,568            26,961
Net income (loss) per limited
  partnership Interest                           1.00             (0.69)            1.93              1.12

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        623,899 $         616,145 $        605,360 $         628,089
Total expenses                                574,697           639,847          590,621           559,338
Net income (loss)                              49,202           (23,702)          14,739            68,751
Net income (loss) allocated to the
  limited partners                             48,710           (23,465)          14,592            68,063
Net income (loss) per limited
  partnership Interest                           2.02             (0.97)            0.61              2.82

Note 11 - Subsequent Events

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvement listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity, currently estimated to be approximately $757,000 and $814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000.

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties IV:

We have audited the accompanying balance sheet of NTS-Properties IV Combined Joint Ventures (the Combined Joint Ventures) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Combined Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Combined Joint Ventures as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV Combined Joint Ventures as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report.
This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV, Ltd.:

We have audited the accompanying combined balance sheets of the NTS-Properties IV, Ltd. Combined Joint Ventures (the "Combined Joint Ventures" as defined in Note 1 to these combined financial statements) as of December 31, 2001 and 2000, and the related combined statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Combined Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                   2002                     2001
                                                          ----------------------   ----------------------
ASSETS
Cash and equivalents                                     $               220,888 $                200,333
Cash and equivalents  - restricted                                       156,585                  214,516
Accounts receivable, net                                                 313,618                  261,154
Land, buildings and amenities, net                                    32,742,164               33,990,819
Other assets                                                             906,080                  889,683
                                                          ----------------------   ----------------------

     TOTAL ASSETS                                        $            34,339,335 $             35,556,505
                                                          ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                              $            14,450,836 $             16,028,646
Accounts payable                                                         366,863                  861,788
Security deposits                                                        255,549                  314,808
Other liabilities                                                        281,907                  193,266
                                                          ----------------------   ----------------------

     TOTAL LIABILITIES                                                15,355,155               17,398,508

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                      18,984,180               18,157,997
                                                          ----------------------   ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $            34,339,335 $             35,556,505
                                                          ======================   ======================

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002             2001              2000
                                                          ---------------  ---------------   ---------------
REVENUES
Rental income                                            $      8,986,116 $      9,232,433  $      8,833,624
Interest and other income                                          30,003           28,400           367,453
Gain on sale of assets                                                559              100                --
                                                          ---------------  ---------------   ---------------

     TOTAL REVENUES                                             9,016,678        9,260,933         9,201,077
                                                          ---------------  ---------------   ---------------

EXPENSES
Operating expenses                                              2,469,009        2,543,637         2,136,357
Operating expenses - affiliated                                 1,091,346        1,077,617           953,257
Loss on disposal of assets                                         71,008            2,978           279,835
Interest expense                                                1,199,166        1,353,069         1,261,036
Management fees                                                   495,125          507,747           503,273
Real estate taxes                                                 835,044          836,345           772,321
Professional and administrative expenses                               --            3,750                --
Professional and administrative expenses - affiliated                  --               --           550,000
Depreciation and amortization                                   2,053,712        1,973,519         1,752,102
                                                          ---------------  ---------------   ---------------

    TOTAL EXPENSES                                              8,214,410        8,298,662         8,208,181
                                                          ---------------  ---------------   ---------------

Net income                                               $        802,268 $        962,271  $        992,896
                                                          ===============  ===============   ===============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
STATEMENTS OF PARTNERS' EQUITY(1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             Partners'
                                                               Equity
                                                        --------------------
PARTNERS' EQUITY
Balances on January 1, 2000                          $            17,966,931

   Net income                                                        992,896

   Distributions                                                  (1,937,713)

   Capital contributions                                             984,143
                                                        --------------------

Balances on December 31, 2000                                     18,006,257

   Net income                                                        962,271

   Distributions                                                  (1,707,149)

   Capital contributions                                             896,618
                                                        --------------------

Balances on December 31, 2001                                     18,157,997

   Net income                                                        802,268

   Distributions                                                  (1,196,767)

   Capital contributions                                           1,220,682
                                                        --------------------

Balances on December 31, 2002                        $            18,984,180
                                                        ====================

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002             2001              2000
                                                          ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $        802,268 $        962,271  $        992,896
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on sale of assets                                           (559)            (100)               --
    Loss on disposal of assets                                     71,008            2,978           279,835
    Provision for doubtful accounts                                25,123               --                --
    Write-off of uncollectible accounts receivable                (20,957)              --                --
    Depreciation and amortization                               2,334,474        2,248,839         1,982,528
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            57,931          (82,358)           56,750
      Accounts receivable                                         (56,630)         (61,707)          (32,468)
      Other assets                                               (302,873)        (164,225)         (382,137)
      Accounts payable                                           (494,925)        (274,298)          197,690
      Security deposits                                           (59,259)         (51,848)           77,836
      Other liabilities                                            88,641         (136,363)          102,114
                                                          ---------------  ---------------   ---------------

     Net cash provided by operating activities                  2,444,242        2,443,189         3,275,044
                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets                                      559              232                --
Additions to land, buildings and amenities                       (870,351)        (656,712)       (3,695,680)
                                                          ---------------  ---------------   ---------------

     Net cash used in investing activities                       (869,792)        (656,480)       (3,695,680)
                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note  payable                           155,974          466,553         1,300,327
Principal payments on mortgages and note payable               (1,733,784)      (1,571,764)       (1,431,100)
Additions to loan costs                                                --           (1,350)          (95,140)
Cash distributions                                             (1,196,767)      (1,707,149)       (1,937,713)
Capital contributions                                           1,220,682          896,618           984,143
                                                          ---------------  ---------------   ---------------

     Net cash used in financing activities                     (1,553,895)      (1,917,092)       (1,179,483)
                                                          ---------------  ---------------   ---------------

     Net increase (decrease) in cash and equivalents               20,555         (130,383)       (1,600,119)

CASH AND EQUIVALENTS, beginning of year                           200,333          330,716         1,930,835
                                                          ---------------  ---------------   ---------------

CASH AND EQUIVALENTS, end of year                        $        220,888 $        200,333  $        330,716
                                                          ===============  ===============   ===============

Interest paid on a cash basis                            $      1,146,095 $      1,302,046  $      1,318,584
                                                          ===============  ===============   ===============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

  Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

  Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

  Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

  Lakeshore/University II Joint Venture:

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

The terms "we," "us" or "our," as the context requires, may refer to the Combined Joint Ventures or their properties.

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

D) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

F) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

G) Revenue Recognition - Rental Income and Capitalized Leasing Costs

The joint ventures generally recognize revenue in accordance with each tenant's respective lease agreement. Certain of the joint ventures' lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $233,656 and $160,398 on December 31, 2002 and 2001, respectively.

All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

H) Advertising

The joint ventures expense advertising costs as incurred. Advertising expense was immaterial to the joint ventures during the years ended December 31, 2002, 2001 and 2000.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

J) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30,

"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

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

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of the Combined Joint Ventures' investment in property held for lease as of December 31:

                                                     2002                 2001
                                                ---------------     ----------------
Land and improvements                         $      16,674,932   $       16,671,908

Buildings, improvements and amenities                48,214,024           47,818,467
                                                ---------------     ----------------

                                                     64,888,956           64,490,375

   Less accumulated depreciation                     32,146,792           30,499,556
                                                ---------------     ----------------

                                              $      32,742,164   $       33,990,819
                                                ===============     ================

Note 4- Mortgages and Notes Payable

Mortgages and notes payable on a combined basis as of December 31 consist of the following:

                                                                       2002              2001
                                                                  ---------------  ----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                  $      3,567,113 $       4,043,630

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land, buildings and amenities.               3,315,490         3,758,395

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.5%, due
November 15, 2005, secured by land, buildings and amenities.            1,733,466         2,235,829

Mortgage payable to a bank in monthly installments, bearing
interest at a variable rate based on LIBOR daily rate plus
2.3%, which was 4.17% at December 31, 2002, due
September 8, 2003, secured by land and a building.                      1,844,049         1,720,475

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              2,494,654         2,657,319

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              1,489,917         1,587,068

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.0%, due April 5,
2003.  At December 31, 2002, the interest rate was 6.0%.                    5,595            23,599

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.0%, due April 5,
2003.  At December 31, 2002, the interest rate was 6.0%.                      552             2,331
                                                                  ---------------  ----------------

                                                                 $     14,450,836 $      16,028,646
                                                                  ===============  ================

We intend to seek permanent financing for the mortgage loan coming due September 8, 2003. There can be no assurances that we will be successful in obtaining this financing or that the rates or terms will be acceptable. Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   3,673,087
                2004                                     1,976,085
                2005                                     2,086,095
                2006                                     1,617,349
                2007                                     1,750,329
             Thereafter                                  3,347,891
                                       ---------------------------

                                     $                  14,450,836
                                       ===========================

Based on the borrowing rates currently available to the joint ventures for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $15,019,000 and $16,252,000, respectively.

Note 5 - Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2002:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   3,169,185
                2004                                     2,871,262
                2005                                     1,831,931
                2006                                       863,528
                2007                                       684,618
             Thereafter                                    409,353
                                       ---------------------------

                                     $                   9,829,877
                                       ===========================
Note 6 - Related Party Transactions

Pursuant to an agreement with the partnerships which formed the Combined Joint Ventures, NTS Development Company, an affiliate of the General Partner of the partnerships, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from the residential property and 6% of the gross revenues from the commercial properties. Under a similar agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

The Combined Joint Ventures were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           495,125 $           507,747 $          503,273
                                                       ------------------  ------------------  -----------------

Property management                                               729,137             688,157            577,929
Leasing                                                           177,116             209,642            199,458
Administrative - operating                                        177,827             162,537            169,549
Other                                                               7,266              17,281              6,321
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,091,346           1,077,617            953,257
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated                  --                  --            550,000
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       40,384              53,708            197,753
Leasing commissions                                                84,954              69,372            118,238
Other                                                               6,060               2,350                 38
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                 131,398             125,430            316,029
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,717,869 $         1,710,794 $        2,322,559
                                                       ==================  ==================  =================
Note 7 - Commitments and Contingencies

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

The NTS Sabal Golf Villas Joint Venture and Plainview Point III Joint Venture have pledged land and buildings as collateral for two mortgages payable by NTS-Properties VI, our joint venture partner.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against the General Partner of NTS-Properties IV, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of the General Partner of NTS-Properties IV. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the General Partner of NTS-Properties IV and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that the General Partner of NTS-Properties IV and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the General Partner of NTS-Properties IV, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. The General Partner of NTS-Properties IV believes that this action is without merit, and intends to vigorously defend it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Note 8 - Segment Reporting

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

                                                                         2002
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        4,185,973 $         4,800,143 $         8,986,116
Interest and other income                                  4,679              25,324              30,003
Gain on sale of assets                                       559                  --                 559
                                               -----------------  ------------------  ------------------

     Total revenues                           $        4,191,211 $         4,825,467 $         9,016,678
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $        1,742,374 $         1,817,981 $         3,560,355
Loss on disposal of assets                                56,896              14,112              71,008
Interest expense                                         298,498             900,668           1,199,166
Management fees                                          210,602             284,523             495,125
Real estate taxes                                        342,267             492,777             835,044
Professional and administrative - affiliated                  --                  --                  --
Depreciation and amortization                            716,421           1,337,291           2,053,712
                                               -----------------  ------------------  ------------------

     Total expenses                           $        3,367,058 $         4,847,352 $         8,214,410
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          824,153 $           (21,885)$           802,268
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       12,044,673 $        20,697,491 $        32,742,164
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $          170,459 $           699,892 $           870,351
                                               =================  ==================  ==================

Segment liabilities                           $        4,393,297 $        10,961,858 $        15,355,155
                                               =================  ==================  ==================

                                                                         2001
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        4,170,498 $         5,061,935 $         9,232,433
Interest and other income                                 13,530              14,870              28,400
Gain on sale of assets                                       100                  --                 100
                                               -----------------  ------------------  ------------------

     Total revenues                           $        4,184,128 $         5,076,805 $         9,260,933
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $        1,788,165 $         1,833,089 $         3,621,254
Loss on disposal of assets                                 2,528                 450               2,978
Interest expense                                         317,072           1,035,997           1,353,069
Management fees                                          209,312             298,435             507,747
Real estate taxes                                        350,461             485,884             836,345
Professional and administrative - affiliated                  --               3,750               3,750
Depreciation and amortization                            716,197           1,257,322           1,973,519
                                               -----------------  ------------------  ------------------

     Total expenses                           $        3,383,735 $         4,914,927 $         8,298,662
                                               -----------------  ------------------  ------------------

Net income                                    $          800,393 $           161,878 $           962,271
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       12,647,532 $        21,343,287 $        33,990,819
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $          136,861 $           519,851 $           656,712
                                               =================  ==================  ==================

Segment liabilities                           $        4,714,559 $        12,683,949 $        17,398,508
                                               =================  ==================  ==================

                                                                         2000
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        4,279,702 $         4,553,922 $         8,833,624
Interest and other income                                310,145              57,308             367,453
                                               -----------------  ------------------  ------------------

     Total revenues                           $        4,589,847 $         4,611,230 $         9,201,077
                                               =================  ==================  ==================

Operating expenses and operating expenses
  - affiliated                                $        1,633,081 $         1,456,533 $         3,089,614
Loss on disposal of assets                               119,406             160,429             279,835
Interest expense                                         332,422             928,614           1,261,036
Management fees                                          229,668             273,605             503,273
Real estate taxes                                        348,429             423,892             772,321
Professional and administrative - affiliated             110,000             440,000             550,000
Depreciation and amortization                            704,555           1,047,547           1,752,102
                                               -----------------  ------------------  ------------------

     Total expenses                           $        3,477,561 $         4,730,620 $         8,208,181
                                               -----------------  ------------------  ------------------

Net income (loss)                             $        1,112,286 $          (119,390)$           992,896
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       13,229,528 $        22,060,106 $        35,289,634
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $          252,272 $         3,443,408 $         3,695,680
                                               =================  ==================  ==================

Segment liabilities                           $        4,941,810 $        14,024,418 $        18,966,228
                                               =================  ==================  ==================

Note 9 - Subsequent Events

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvement listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity, currently estimated to be approximately $757,000 and $814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for us to provide tenant finish costing approximately $705,000.

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates IV. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates IV are as follows:

J. D. Nichols

Mr. Nichols (age 61) is the managing General Partner of NTS-Properties Associates IV and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Brian F. Lavin

Brian F. Lavin (age 49), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the

Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 44), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor's Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 which describes the calculations of these fees and sets forth transactions with affiliates to the General Partner for the years ended December 31, 2002, 2001 and 2000.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 - Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2003.

ORIG, LLC	10,314 Interests (42.77%)
10172 Linn Station Road
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J. D. Nichols' wife) (74%) and Brian F. Lavin (25%). J. D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates IV, our General Partner.

Our General Partner is NTS-Properties Associates IV, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates IV are as follows:

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           135,082 $           133,416 $          137,432
                                                       ------------------  ------------------  -----------------

Property management                                               235,231             223,555            249,007
Leasing                                                           104,833             116,210             69,283
Administrative - operating                                         68,398              62,174             61,442
Other                                                               5,967               6,621              7,285
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        414,429             408,560            387,017
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             143,715             157,274            123,096
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       13,046               5,085             13,448
Leasing commissions                                                18,765              11,961             10,022
Other                                                               5,287               2,050                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  37,098              19,096             23,470
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           730,324 $           718,346 $          671,015
                                                       ==================  ==================  =================

Our affiliate, ORIG, LLC, has participated in tender offers for our Interests. See Item 8 - Note 3 for additional information on these tender offers.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 - Financial Statements

The financial statements for the year ended December 31, 2002 along with the report from Ernst & Young LLP dated March 26, 2003, and the financial statements for the years ended December 31, 2001 and 2000 along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules:	Page No.

III-Real Estate and Accumulated Depreciation	75-76

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
3.	Amended and Restated Agreement and Certificate of Limited Partnership	*
of NTS-Properties IV.

10.	Property Management Agreement and Construction Management	*
Agreement between NTS Development Company and NTS-Properties IV.

99.1	Certification of Chief Executive Officer Pursuant to Section 906	**
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906	**
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983
(effective August 1, 1983) under Commission File No. 2-83771.

**	Attached as an exhibit with this Form 10-K.

Item 4 - Reports on Form 8-K

None.

NTS-PROPERTIES IV
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                              Commonwealth      Plainview Point     The Willows
                                             Business Center     Office Center     of Plainview
                                                 Phase I        Phases I and II       Phase I           Total
                                            -----------------  -----------------  ---------------  ----------------
Encumbrances                                       (A)               None               (B)

Initial cost to partnership:
  Land                                     $          928,867 $          356,048 $      1,798,292 $       3,083,207
  Buildings and improvements                        1,419,653          2,214,001        5,447,513         9,081,167

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                 1,889,466          1,120,016          320,413         3,329,895

Gross amount at which carried
  December 31, 2002 (C):
    Land                                   $          951,998 $          455,804 $      1,858,149 $       3,265,951
    Buildings and improvements                      3,285,988          3,234,261        5,708,069        12,228,318
                                            -----------------  -----------------  ---------------  ----------------

     Total (E)                             $        4,237,986 $        3,690,065 $      7,566,218 $      15,494,269
                                            =================  =================  ===============  ================

Accumulated depreciation                   $        2,864,622 $        2,090,972 $      4,288,109 $       9,243,703
                                            =================  =================  ===============  ================

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
(C)  Aggregate cost of real estate for tax purposes is $15,446,211.
(D)  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 3-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.
(E)  Reconciliation, net of accumulated depreciation to financial statements:

     Total gross cost on December 31, 2002                                               $        15,494,269
       Additions to Partnership for computer hardware and software in 1999 and  2000                  26,911
                                                                                          ------------------

     Balance on December 31, 2002                                                                 15,521,180
       Less accumulated depreciation                                                              (9,243,703)
       Less accumulated depreciation for Partnership computer hardware and software                  (18,838)
                                                                                          ------------------

     Land, buildings and amenities, net on December 31, 2002                             $         6,258,639
                                                                                          ==================

NTS-PROPERTIES IV
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2000                   $         15,276,533 $          7,975,417

Additions during period:
  Improvements                                             135,988                   --
  Depreciation (A)                                              --              486,269

Deductions during period:
  Retirements                                              (99,233)             (56,013)
                                                ------------------   ------------------

Balances on December 31, 2000                           15,313,288            8,405,673

Additions during period:
  Improvements                                             144,761                   --
  Depreciation (A)                                              --              488,736

Deductions during period:
  Retirements                                              (16,564)             (14,299)
                                                ------------------   ------------------

Balances on December 31, 2001                           15,441,485            8,880,110

Additions during period:
  Improvements                                             249,080                   --
  Depreciation (A)                                              --              500,548

Deductions during period:
  Retirements                                             (169,385)            (118,117)
                                                ------------------   ------------------

Balances on December 31, 2002                 $         15,521,180 $          9,262,541
                                                ==================   ==================

A)   The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES IV

By:	NTS-Properties Associates IV,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of
NTS Capital Corporation

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates IV and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

     I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties IV;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its unconsolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003

     /s/ Brian F. Lavin
     President of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner of NTS-
     Properties IV

     See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

     I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties IV;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its unconsolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003

     /s/ Gregory A. Wells
     Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner
     of NTS-Properties IV

     See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.