Form 10-Q
period 2003-03-31
NTS PROPERTIES IV
filed 2003-05-15
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV

Kentucky	61-1026356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Financial Statements

	Balance Sheets as of March 31, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of March 31, 2003	4

	Statements of Operations for the Three Months
	Ended March 31, 2003 and 2002	5

	Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	6

	Notes to Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23-24

Signatures		25

Certifications		26-27

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                   As of                     As of
                                                                 March 31,                December 31,
                                                                    2003                      2002
                                                            --------------------      --------------------
                                                                (UNAUDITED)
ASSETS
Cash and equivalents                                       $             172,129     $             205,729
Cash and equivalents - restricted                                         55,719                    26,750
Accounts receivable, net                                                 198,341                   123,412
Land, buildings and amenities, net                                     6,148,579                 6,258,639
Investment in and advances to joint ventures                           1,143,480                 1,120,227
Other assets                                                             126,756                   139,526
                                                            --------------------      --------------------

     TOTAL ASSETS                                          $           7,845,004     $           7,874,283
                                                            ====================      ====================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                 $           3,636,137     $           3,785,444
Accounts payable                                                         117,875                   104,646
Security deposits                                                         31,931                    31,631
Other liabilities                                                        117,173                    86,449
                                                            --------------------      --------------------

     TOTAL LIABILITIES                                                 3,903,116                 4,008,170

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                       3,941,888                 3,866,113
                                                            --------------------      --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $           7,845,004     $           7,874,283
                                                            ====================      ====================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited              General
                                                  Partners              Partner               Total
                                             -------------------  -------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions net of offering costs $         25,834,899 $                 -- $         25,834,899
Net income - prior years                                 806,219                8,145              814,364
Net income - current year                                 75,015                  758               75,773
Cash distributions declared to date                  (21,586,280)            (218,253)         (21,804,533)
Repurchase of limited partnership interests             (978,615)                  --             (978,615)
                                             -------------------  -------------------  -------------------

BALANCES ON MARCH 31, 2003                  $          4,151,238 $           (209,350)$          3,941,888
                                             ===================  ===================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
REVENUES
Rental income                                                $            624,518     $            580,439
Income from investment in joint ventures                                   33,299                   18,602
Interest and other income                                                     498                    1,946
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       658,315                  600,987
                                                              -------------------      -------------------

EXPENSES
Operating expenses                                                        115,035                  139,608
Operating expenses - affiliated                                            92,154                  101,189
Interest expense                                                           70,613                   82,390
Management fees                                                            34,537                   31,883
Real estate taxes                                                          31,266                   30,788
Professional and administrative expenses                                   75,823                   29,811
Professional and administrative expenses - affiliated                      36,794                   36,796
Depreciation and amortization                                             126,320                  124,142
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       582,542                  576,607
                                                              -------------------      -------------------

Net income                                                   $             75,773     $             24,380
                                                              ===================      ===================

Net income allocated to the limited partners                 $             75,015     $             24,136
                                                              ===================      ===================

Net income per limited partnership interest                  $               3.11     $               1.00
                                                              ===================      ===================

Weighted average number of limited partnership interests                   24,109                   24,109
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $             75,773     $             24,380
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         136,722                  134,483
    Income from investment in joint ventures                              (33,299)                 (18,602)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (28,969)                 (24,718)
      Accounts receivable                                                 (74,929)                  (3,486)
      Other assets                                                          2,370                  (17,980)
      Accounts payable                                                     13,229                   67,765
      Security deposits                                                       300                      300
      Other liabilities                                                    30,724                   30,148
                                                              -------------------      -------------------

     Net cash provided by operating activities                            121,921                  192,290
                                                              -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                (16,260)                (129,729)
Investment in and advances from (to) joint ventures                        10,046                  (32,514)
                                                              -------------------      -------------------

     Net cash used in investing activities                                 (6,214)                (162,243)
                                                              -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                         (149,307)                (138,367)
                                                              -------------------      -------------------

     Net cash used in financing activities                               (149,307)                (138,367)
                                                              -------------------      -------------------

     Net decrease in cash and equivalents                                 (33,600)                (108,320)

CASH AND EQUIVALENTS, beginning of period                                 205,729                  462,107
                                                              -------------------      -------------------

CASH AND EQUIVALENTS, end of period                          $            172,129     $            353,787
                                                              ===================      ===================

Interest paid on a cash basis                                $             69,683     $             81,382
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with the NTS- Properties IV's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal reoccurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10- Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in its properties and joint ventures.

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

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, four commercial properties - Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III and Blankenbaker Business Center 1A, in Louisville, Kentucky and three commercial properties - Lakeshore Business Center Phases I, II and III, in Fort Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of Blankenbaker Business Center 1A. We also own and operate, either wholly or through a joint venture, two apartment communities - The Willows of Plainview Phases I and II, in Louisville, Kentucky and one apartment community - Golf Brook Apartments, in Orlando, Florida.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2003, approximately $123,000 of our overnight investment was included in cash and cash equivalents.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2003 did not result in an impairment loss.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 7 - Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated subsidiaries of NTS-Properties IV consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

  A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

  A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

  A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 64,000 net rentable square feet in Louisville, Kentucky.

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

For the three months ended March 31, 2003 and 2002, the unconsolidated subsidiaries had total revenues of $2,198,686 and $2,256,972, respectively, and net income of $295,625 and $162,964, respectively.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 8 - Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                                     March 31,              December 31,
                                                                       2003                     2002
                                                                -------------------      -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $            643,787     $            737,515

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.               1,533,004                1,559,662

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.                1,459,346                1,484,724

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March 2003.                                                                      --                    3,543
                                                                -------------------      -------------------

                                                               $          3,636,137     $          3,785,444
                                                                ===================      ===================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,804,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our apartment community and 6% of the gross revenues from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

                                                                   Three Months Ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               2003                  2002
                                                         -----------------    ------------------

Property management fees                              $             34,537  $             31,883
                                                         -----------------    ------------------

Property management                                                 57,903                55,984
Leasing                                                             15,096                28,014
Administrative - operating                                          18,626                16,201
Other                                                                  529                   990
                                                         -----------------    ------------------

     Total operating expenses - affiliated                          92,154               101,189
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               36,794                36,796
                                                         -----------------    ------------------

Repair and maintenance fees                                          4,303                 7,340
Leasing commissions                                                     --                 1,290
Other                                                                   --                 3,075
                                                         -----------------    ------------------

     Total related party transactions capitalized                    4,303                11,705
                                                         -----------------    ------------------

Total related party transactions                      $            167,788  $            181,573
                                                         =================    ==================
Note 10 - Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

We are jointly and severally liable for mortgages and notes payable of our unconsolidated joint ventures. The outstanding balances on these mortgages and notes payable on March 31, 2003 and 2002 were $14,075,283 and $15,688,836, respectively, which are not reflected in our financial statements.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. Our share of this cost will be approximately $77,000. We expect to use existing and new financing sources to make these expenditures. There can be no assurances that we will be successful in seeking new sources of financing for Lakeshore Business Center Phase III.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending this action.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and the plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our general partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our general partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees,

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Note 11 - Segment Reporting

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

                                                             Three Months Ended March 31, 2003
                                                 ---------------------------------------------------------

                                                    Residential         Commercial            Total
                                                 -----------------   -----------------  ------------------
Rental income                                   $          285,103  $          339,415 $           624,518
Interest and other income                                       63                 264                 327
                                                 -----------------   -----------------  ------------------

     Total net revenues                         $          285,166  $          339,679 $           624,845
                                                 =================   =================  ==================

Operating expenses and operating
  expenses - affiliated                         $           98,711  $          108,478 $           207,189
Interest expense                                            54,337              16,276              70,613
Management fees                                             15,053              19,484              34,537
Real estate taxes                                           15,429              15,837              31,266
Depreciation and amortization                               51,685              73,106             124,791
                                                 -----------------   -----------------  ------------------

     Total expenses                             $          235,215  $          233,181 $           468,396
                                                 =================   =================  ==================

     Net income                                 $           49,951  $          106,498 $           156,449
                                                 =================   =================  ==================

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

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
                                                 =================   =================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months ended March 31, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2003                      2002
                                                       ------------------        -------------------
NET REVENUES
Total revenues for reportable segments              $             624,845      $             581,631
Other income for Partnership                                          171                        754
Income from investment in joint ventures                           33,299                     18,602
                                                       ------------------        -------------------

     Total consolidated net revenues                $             658,315      $             600,987
                                                       ==================        ===================

OPERATING EXPENSES
Total operating expenses for reportable segments    $             207,189      $             238,697
Other operating expenses for Partnership                               --                      2,100
                                                       ------------------        -------------------

     Total operating expenses                       $             207,189      $             240,797
                                                       ==================        ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                               $             124,791      $             122,613
Depreciation and amortization for Partnership                       1,529                      1,529
                                                       ------------------        -------------------

     Total depreciation and amortization            $             126,320      $             124,142
                                                       ==================        ===================

NET INCOME
Total net income for reportable segments            $             156,449      $              75,260
Net loss for Partnership                                          (80,676)                   (50,880)
                                                       ------------------        -------------------

     Total net income                               $              75,773      $              24,380
                                                       ==================        ===================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

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

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We may recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        285,166 $         339,679 $         33,470 $         658,315
Operating expenses and operating
  expenses - affiliated                                 98,711           108,478               --           207,189
Interest expense                                        54,337            16,276               --            70,613
Depreciation and amortization                           51,685            73,106            1,529           126,320
Net income (loss)                                       49,951           106,498          (80,676)           75,773

                                                               Three Month Ended March 31, 2002
                                            -----------------------------------------------------------------------

                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        247,309 $         334,322 $         19,356 $         600,987
Operating expenses and operating
  expenses - affiliated                                131,261           107,436            2,100           240,797
Interest expense                                        58,189            24,201               --            82,390
Depreciation and amortization                           51,095            71,518            1,529           124,142
Net (loss) income                                      (20,482)           95,742          (50,880)           24,380

Several general trends have affected our recent operating results. Net revenues for residential have increased due to higher average occupancy at The Willows of Plainview Phase I, while commercial net revenues have essentially remained level. Residential operating expenses have decreased due to decreased repairs and maintenance expense at The Willows of Plainview Phase I, while the commercial operating expenses have remained level. Interest expense continues to decrease as a result of normal recurring principal reductions. Depreciation and amortization has increased slightly as a result of continued capital improvements.

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                    $           192,183      $           183,012
Plainview Point Office Center Phases I & II             $           147,496      $           151,310
The Willows of Plainview Phase I                        $           285,166      $           247,309

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (9.7%)                $           316,131      $           285,397
Golf Brook Apartments (3.97%)                           $           745,284      $           731,633
Plainview Point Office Center Phase III (4.96%)         $           130,455      $           145,848
Blankenbaker Business Center 1A (29.61%)                $           237,334      $           240,098
Lakeshore Business Center Phase I (10.92%)              $           360,924      $           409,017
Lakeshore Business Center Phase II (10.92%)             $           334,536      $           375,618
Lakeshore Business Center Phase III (10.92%)            $            74,023      $            69,362

The occupancy levels at our properties and joint ventures as of March 31, 2003 and 2002 were as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                      ---------------------------------------------
                                                             2003                      2002
                                                      -------------------       -------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                          91%                       85%
Plainview Point Office Center Phases I & II                   85%                       86%
The Willows of Plainview Phase I                              95%                       72%

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (9.7%)                      81%                       74%
Golf Brook Apartments (3.97%)                                 90%                       84%
Plainview Point Office Center Phase III (4.96%)               49%                       54%
Blankenbaker Business Center 1A (29.61%)                     100%                      100%
Lakeshore Business Center Phase I (10.92%)                    71%                       82%
Lakeshore Business Center Phase II (10.92%)                   81%                       87%
Lakeshore Business Center Phase III (10.92%)                  38%                       37%

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2003                       2002
                                                       ------------------         ------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                          91%                        90%
Plainview Point Office Center Phases I & II                   85%                        86%
The Willows of Plainview Phase I                              95%                        75%

Joint Venture Properties
(Ownership % on March 31, 2003)
The Willows of Plainview Phase II (9.7%)                      85%                        78%
Golf Brook Apartments (3.97%)                                 92%                        86%
Plainview Point Office Center Phase III (4.96%)               49%                        54%
Blankenbaker Business Center 1A (29.61%)                     100%                       100%
Lakeshore Business Center Phase I (10.92%)                    70%                        84%
Lakeshore Business Center Phase II (10.92%)                   81%                        85%
Lakeshore Business Center Phase III (10.92%)                  37%                        34%

We are making efforts to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are conducted by an off-site leasing agent. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial properties. All advertising for these properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months ending March 31, 2002 and March 31, 2003.

Income from Investment in Joint Ventures

Income from investment in joint venture increased approximately $15,000, or 79%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as the result of increased net income from The Willows of Plainview Phase II, Golf Brook Apartments and Blankenbaker Business Center 1A.

Operating Expenses

Operating expenses decreased approximately $25,000, or 18%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to decreased repairs and maintenance, landscaping, and advertising expense at The Willows of Plainview Phase I. The decrease is partially offset by increased repairs and maintenance expense at Plainview Point Office Center Phases I and II.

Interest Expense

Interest expense decreased approximately $12,000, or 14%, for the three months ended March 31, 2003, as compared to the same period in 2002, primarily as a result of principal payments reducing the outstanding balance on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $46,000, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily due to an increase in legal and professional fees related to our potential consolidation.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2003 and 2002.

Cash flows provided by (used in):

                                                                   Three Months Ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               2003                  2002
                                                         -----------------    ------------------
Operating activities                                  $            121,921  $            192,290
Investing activities                                                (6,214)             (162,243)
Financing activities                                              (149,307)             (138,367)
                                                         -----------------    ------------------

     Net decrease in cash and equivalents             $            (33,600) $           (108,320)
                                                         =================    ==================
Cash Flows

Net cash provided by operating activities decreased approximately $70,000, or 37%, for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease was primarily driven by a decrease in collections of accounts receivable and decreased accounts payable, partially offset by increased net income from operations.

Net cash used in investing activities decreased approximately $156,000, or 96%, for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is the result of decreased capital expenditures and changes in cash flows from our joint venture investment.

Net cash used in financing activities increased approximately $11,000, or 8% for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is the result of continued principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Due to the fact that no distributions were made during the three months ended March 31, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing, with the exception of Lakeshore Business Center Phase III and Plainview Point Office Center Phase III. Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

We are aware that one of our most significant commercial tenants whose lease will expire soon is making efforts to seek alternatives to renewing their expiring lease with us. The failure of this tenant to renew their lease would result in a loss of annual rental revenue and operating expense recoveries of approximately $938,000 to the joint venture. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly impact our liquidity, and could result in significant costs to refurbish the vacated space and locate a new tenant. At this time, we are not certain whether the tenant intends to renew their lease as allowed by the lease agreement, or vacate their space.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Plainview Point Office Center Phases I and II, Lakeshore Business Center Phase I and Blankenbaker Business Center 1A and as we continue our efforts in the leasing of our commercial properties. There may be significant demands of future liquidity due to the lease up of Lakeshore Business Center Phase III and returning Plainview Point Office Center Phase III to full occupancy.

On March 14, 2003 we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. They include tenant finish costs, heating and air conditioning equipment and roof replacements (some of which are described below). The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of the Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. Our share of this cost will be approximately $77,000. We expect to use existing and new financing sources to make these expenditures. There can be no assurances that we will be successful in seeking new sources of financing for Lakeshore Business Center Phase III.

The demand on future liquidity is anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001 at the end of their lease. This left Plainview Point Office Center Phase III with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $703,000 will likely be needed for tenant finish costs. Our share of these costs would be approximately $35,000.

Plainview Point Office Center Phases I and II, Lakeshore Business center Phase I and Blankenbaker Business Center 1A are expected to require new roofs in 2003. The roof replacements are expected to cost approximately $87,000, $150,000 and $235,000, respectively. Our share of these costs for

Lakeshore Business Center Phase I and Blankenbaker Business Center 1A would be approximately $16,000 and $70,000, respectively. The roof replacements will be funded from existing working capital or additional financing where necessary.

We have no other material commitments for renovations or capital improvements as of March 31, 2003.

Impact of Inflation

Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A, and Lakeshore Business Center Phases I, II and III provide for tenants to contribute their proportionate share of common area maintenance expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute their proportionate share of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, are intended to protect us, in part, from the impact of inflation and changing prices.

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

Potential Consolidation

Our general partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our general partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. On March 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $141,000 decrease in the fair value of the debt.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties
IV. *

(99.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. **

(99.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. **

(b)	Reports on Form 8-K

None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983
(effective August 1, 1983) under Commission File No. 2-83771.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Brian F. Lavin, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties IV;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner of NTS-
Properties IV

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties IV;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates IV, General Partner
of NTS-Properties IV

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited
Partnership of NTS-Properties IV. *

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. **

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983
(effective August 1, 1983) under Commission File No. 2-83771.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.