Form 10-Q
period 2003-06-30
NTS PROPERTIES IV
filed 2003-08-14
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV

Kentucky	61-1026356
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                     Yes [X] No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of June 30, 2003	4

	Statements of Operations for the Three Months
	and Six Months Ended June 30, 2003 and 2002	5

	Statements of Cash Flows for the Six Months
	Ended June 30, 2003 and 2002	6

	Notes to Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                      As of                As of
                                                                     June 30,           December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            226,706 $            205,729
Cash and equivalents - restricted                                            87,880               26,750
Accounts receivable, net                                                    217,437              123,412
Land, buildings and amenities, net                                        6,015,948            6,258,639
Investment in and advances to joint ventures                              1,159,243            1,120,227
Other assets                                                                108,651              139,526
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $          7,815,865 $          7,874,283
                                                                ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                     $          3,487,360 $          3,785,444
Accounts payable                                                            160,057              104,646
Security deposits                                                            32,531               31,631
Other liabilities                                                           156,988               86,449
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                    3,836,936            4,008,170

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                          3,978,929            3,866,113
                                                                -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $          7,815,865 $          7,874,283
                                                                ===================  ===================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                   Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions net of offering costs   $       25,834,899 $                -- $        25,834,899
Net income - prior years                                 806,219               8,145             814,364
Net income - current year                                111,686               1,128             112,814
Cash distributions declared to date                  (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership interests             (978,615)                 --            (978,615)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2003                     $        4,187,909 $          (208,980)$         3,978,929
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $      632,816 $      580,498 $    1,257,335  $    1,160,936
Income from investment in joint ventures              39,414         21,130         72,713          39,733
Interest and other income                                935          2,770          1,433           4,716
Gain on sale of assets                                    --            249             --             249
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  673,165        604,647      1,331,481       1,205,634
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   135,198        133,582        250,232         273,192
Operating expenses - affiliated                       99,041        106,615        191,195         207,805
Loss on disposal of assets                             3,953         51,268          3,953          51,268
Interest expense                                      67,547         79,541        138,160         161,931
Management fees                                       34,216         33,084         68,753          64,967
Real estate taxes                                     31,266         30,788         62,532          61,575
Professional and administrative expenses              96,993         28,298        172,817          58,107
Professional and administrative expenses -
  affiliated                                          39,232         33,838         76,026          70,634
Depreciation and amortization                        128,678        124,366        254,999         248,508
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  636,124        621,380      1,218,667       1,197,987
                                               -------------  -------------  -------------   -------------

Net income (loss)                             $       37,041 $      (16,733)$      112,814  $        7,647
                                               =============  =============  =============   =============

Net income (loss) allocated to the limited
  partners                                    $       36,671 $      (16,566)$      111,686  $        7,571
                                               =============  =============  =============   =============

Net income (loss) per limited partnership
  interest                                    $         1.52 $        (0.69)$         4.63  $         0.31
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               24,109         24,109         24,109          24,109
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $            112,814 $              7,647
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                                3,953               51,268
    Gain on sale of assets                                                       --                 (249)
    Depreciation and amortization                                           275,803              269,191
    Income from investment in joint ventures                                (72,713)             (39,733)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (61,130)             (50,035)
      Accounts receivable                                                   (94,025)              (2,058)
      Other assets                                                           10,073               (4,297)
      Accounts payable                                                       55,411              (29,025)
      Security deposits                                                         900                1,200
      Other liabilities                                                      70,539               60,568
                                                                -------------------  -------------------

     Net cash provided by operating activities                              301,625              264,477
                                                                -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (16,261)            (152,193)
Proceeds from sale of land, buildings and amenities                              --                  249
Investment in and advances to joint ventures                                 33,697              (32,456)
                                                                -------------------  -------------------

     Net cash provided by (used in) investing activities                     17,436             (184,400)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                           (298,084)            (279,565)
                                                                -------------------  -------------------

     Net cash used in financing activities                                 (298,084)            (279,565)
                                                                -------------------  -------------------

     Net increase (decrease) in cash and equivalents                         20,977             (199,488)

CASH AND EQUIVALENTS, beginning of period                                   205,729              462,107
                                                                -------------------  -------------------

CASH AND EQUIVALENTS, end of period                            $            226,706 $            262,619
                                                                ===================  ===================

Interest paid on a cash basis                                  $            136,321 $            159,933
                                                                ===================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties IV’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties IV or its interests in its properties and joint ventures.

Note 1 — Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interests Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective July 1, 2003, for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 2 — Use of Estimates in the Preparation of Financial Statements

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

Note 3 — Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, four commercial properties — Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III and Blankenbaker Business Center 1A, in Louisville, Kentucky and three commercial properties — Lakeshore Business Center Phases I, II and III, in Fort Lauderdale, Florida. One tenant occupies 100% of Blankenbaker Business Center 1A. We also own and operate, either wholly or through a joint venture, two apartment communities — The Willows of Plainview Phases I and II, in Louisville, Kentucky and one apartment community — Golf Brook Apartments, in Orlando, Florida.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2003, approximately $171,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 6 — Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2003 did not result in an impairment loss.

Note 7 — Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated subsidiaries of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

•	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

•	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

•	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 63,000 net rentable square feet in Louisville, Kentucky.

•	A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

•	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I — a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

•	Lakeshore Business Center Phase II — a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III — a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended June 30, 2003 and 2002, the unconsolidated joint ventures had total revenues of $2,354,069 and $2,207,924, respectively, and net income of $318,109 and $189,461, respectively. For the six months ended June 30, 2003 and 2002, the unconsolidated joint ventures had total revenues of $4,552,755 and $4,464,807, respectively, and net income of $613,734 and $352,425, respectively.

Note 8 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                                     June 30,           December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $            547,983 $            737,515

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.               1,505,865            1,559,662

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.                1,433,512            1,484,724

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March 2003.                                                                      --                3,543
                                                                -------------------  -------------------

                                                               $          3,487,360 $          3,785,444
                                                                ===================  ===================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,823,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

Note 9 — Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------

Property management fees                                       $              68,753 $               64,967
                                                                  ------------------    -------------------

Property management                                                          119,565                115,540
Leasing                                                                       33,893                 58,120
Administrative - operating                                                    36,595                 32,165
Other                                                                          1,142                  1,980
                                                                  ------------------    -------------------

     Total operating expenses - affiliated                                   191,195                207,805
                                                                  ------------------    -------------------

Professional and administrative expenses - affiliated                         76,026                 70,634
                                                                  ------------------    -------------------

Repair and maintenance fees                                                    5,065                  8,331
Leasing commissions                                                              340                  1,290
Construction management                                                           --                  5,287
                                                                  ------------------    -------------------

     Total related party transactions capitalized                              5,405                 14,908
                                                                  ------------------    -------------------

Total related party transactions                               $             341,379 $              358,314
                                                                  ==================    ===================

Note 10 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

We are jointly and severally liable for mortgages and notes payable of our unconsolidated joint ventures. The outstanding balances on these mortgages and notes payable on June 30, 2003 and 2002 were $13,740,704 and $15,315,187, respectively, which are not reflected in our financial statements.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. These improvements include tenant finish costs, heating and air conditioning equipment and roof replacements. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

On June 1, 2003, we signed an amendment to the agreement reached on March 14, 2003 with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages. The amendment suspended principal payments for twelve months beginning with the payments due June 1, 2003. The May 1, 2003 payments were applied to the principal balances. The amendment does not change any terms of the existing mortgage loans.

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. As of June 30, 2003, approximately $470,000 of this cost has been incurred. Our share of this cost is approximately $51,000.

On July 3, 2003, we obtained a commitment from a bank to refinance the existing debt on Lakeshore Business Center Phase III as well as to provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The commitment is for $3,150,000, not to exceed 70% of appraised stabilized value as approved by the lender or 100% of the approved refinance and construction cost, whichever is less. The loan term is for a period of 24 months following closing at a variable interest rate based on the LIBOR one-month rate plus 2.5%.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle this action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the six months ended June 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $10,000, which was included in our professional and administrative expenses.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Proposed Merger

As part of the proposed settlement of the Buchanan and Bohm litigations, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $53,000.

Note 11 — Segment Reporting

Our reportable operating segments include — Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

                                                            Three Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          292,706 $           340,110 $           632,816
Interest and other income                                   (118)                796                 678
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          292,588 $           340,906 $           633,494
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          123,107 $           111,132 $           234,239
Loss on disposal of assets                                    --               3,953               3,953
Interest expense                                          53,363              14,184              67,547
Management fees                                           14,610              19,606              34,216
Real estate taxes                                         15,429              15,837              31,266
Depreciation and amortization                             51,281              75,868             127,149
                                               -----------------  ------------------  ------------------

     Total expenses                           $          257,790 $           240,580 $           498,370
                                               =================  ==================  ==================

     Net income                               $           34,798 $           100,326 $           135,124
                                               =================  ==================  ==================

                                                            Three Months Ended June 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          240,529 $           339,969 $           580,498
Interest and other income                                    106               2,159               2,265
Gain on sale of assets                                       249                  --                 249
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          240,884 $           342,128 $           583,012
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          126,589 $           117,708 $           244,297
Loss on disposal of assets                                51,268                  --              51,268
Interest expense                                          57,256              22,285              79,541
Management fees                                           12,197              20,887              33,084
Real estate taxes                                         15,020              15,768              30,788
Depreciation and amortization                             51,319              71,518             122,837
                                               -----------------  ------------------  ------------------

     Total expenses                           $          313,649 $           248,166 $           561,815
                                               =================  ==================  ==================

     Net (loss) income                        $          (72,765)$            93,962 $            21,197
                                               =================  ==================  ==================

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

                                                             Six Months Ended June 30, 2003
                                               ----------------------------------------------------------

                                                  Residential         Commercial             Total
                                               -----------------  -------------------  ------------------
Rental income                                 $          577,810 $            679,525 $         1,257,335
Interest and other income                                    (55)               1,061               1,006
                                               -----------------  -------------------  ------------------

     Total net revenues                       $          577,755 $            680,586 $         1,258,341
                                               =================  ===================  ==================

Operating expenses and operating
  expenses - affiliated                       $          221,815 $            219,612 $           441,427
Loss on disposal of assets                                    --                3,953               3,953
Interest expense                                         107,701               30,459             138,160
Management fees                                           29,663               39,090              68,753
Real estate taxes                                         30,858               31,674              62,532
Depreciation and amortization                            102,967              148,974             251,941
                                               -----------------  -------------------  ------------------

     Total expenses                           $          493,004 $            473,762 $           966,766
                                               =================  ===================  ==================

     Net income                               $           84,751 $            206,824 $           291,575
                                               =================  ===================  ==================

                                                             Six Months Ended June 30, 2002
                                               ----------------------------------------------------------

                                                  Residential         Commercial             Total
                                               -----------------  -------------------  ------------------
Rental income                                 $          487,607 $            673,329 $         1,160,936
Interest and other income                                    338                3,121               3,459
Gain on sale of assets                                       249                   --                 249
                                               -----------------  -------------------  ------------------

     Total net revenues                       $          488,194 $            676,450 $         1,164,644
                                               =================  ===================  ==================

Operating expenses and operating
  expenses - affiliated                       $          257,851 $            225,146 $           482,997
Loss on disposal of assets                                51,268                   --              51,268
Interest expense                                         115,445               46,486             161,931
Management fees                                           24,423               40,544              64,967
Real estate taxes                                         30,039               31,536              61,575
Depreciation and amortization                            102,415              143,035             245,450
                                               -----------------  -------------------  ------------------

     Total expenses                           $          581,441 $            486,747 $         1,068,188
                                               =================  ===================  ==================

     Net (loss) income                        $          (93,247)$            189,703 $            96,456
                                               =================  ===================  ==================

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months and six months ended June 30, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                  Three Months Ended
                                                                       June 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $            633,494 $            583,012
Other income for Partnership                                           257                  505
Income from investment in joint ventures                            39,414               21,130
                                                       -------------------  -------------------

     Total net revenues                               $            673,165 $            604,647
                                                       ===================  ===================

OPERATING EXPENSES
Total operating expenses for reportable segments      $            234,239 $            244,297
Other operating expenses for Partnership                                --               (4,100)
                                                       -------------------  -------------------

     Total operating expenses                         $            234,239 $            240,197
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $            127,149 $            122,837
Depreciation and amortization for Partnership                        1,529                1,529
                                                       -------------------  -------------------

     Total depreciation and amortization              $            128,678 $            124,366
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            135,124 $             21,197
Net loss for Partnership                                           (98,083)             (37,930)
                                                       -------------------  -------------------

     Total net income (loss)                          $             37,041 $            (16,733)
                                                       ===================  ===================

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS

                                                                   Six Months Ended
                                                                       June 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          1,258,341 $          1,164,644
Other income for Partnership                                           427                1,257
Income from investment in joint ventures                            72,713               39,733
                                                       -------------------  -------------------

     Total net revenues                               $          1,331,481 $          1,205,634
                                                       ===================  ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $            441,427 $            482,997
Other operating expenses for Partnership                                --               (2,000)
                                                       -------------------  -------------------

     Total operating expenses                         $            441,427 $            480,997
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $            251,941 $            245,450
Depreciation and amortization for Partnership                        3,058                3,058
                                                       -------------------  -------------------

     Total depreciation and amortization              $            254,999 $            248,508
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            291,575 $             96,456
Net loss for Partnership                                          (178,761)             (88,809)
                                                       -------------------  -------------------

     Total net income                                 $            112,814 $              7,647
                                                       ===================  ===================

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property’s estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months and six months ended June 30, 2003 and June 30, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                        Three Months Ended June 30, 2003
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $        292,588 $         340,906 $         39,671 $         673,165
Operating expenses and operating
  expenses - affiliated                         123,107           111,132               --           234,239
Interest expense                                 53,363            14,184               --            67,547
Depreciation and amortization                    51,281            75,868            1,529           128,678
Net income (loss)                                34,798           100,326          (98,083)           37,041

                                                        Three Months Ended June 30, 2002
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $        240,884 $         342,128 $         21,635 $         604,647
Operating expenses and operating
  expenses - affiliated                         126,589           117,708           (4,100)          240,197
Interest expense                                 57,256            22,285               --            79,541
Depreciation and amortization                    51,319            71,518            1,529           124,366
Net (loss) income                               (72,765)           93,962          (37,930)          (16,733)

                                                         Six Months Ended June 30, 2003
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $        577,755 $         680,586 $         73,140 $       1,331,481
Operating expenses and operating
  expenses - affiliated                         221,815           219,612               --           441,427
Interest expense                                107,701            30,459               --           138,160
Depreciation and amortization                   102,967           148,974            3,058           254,999
Net income (loss)                                84,751           206,824         (178,761)          112,814

                                                          Six Months Ended June 30, 2002
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $        488,194 $         676,450 $         40,990 $       1,205,634
Operating expenses and operating
  expenses - affiliated                         257,851           225,146           (2,000)          480,997
Interest expense                                115,445            46,486               --           161,931
Depreciation and amortization                   102,415           143,035            3,058           248,508
Net (loss) income                               (93,247)          189,703          (88,809)            7,647

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

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   --------------------------
                                                          2003           2002           2003          2002
                                                      ------------   ------------   ------------  ------------
Wholly-Owned Properties
Commonwealth Business Center Phase I               $       192,400 $      194,089  $     384,583 $     377,101
Plainview Point Office Center Phases I & II        $       148,506 $      148,039  $     296,003 $     299,349
The Willows of Plainview Phase I                   $       292,588 $      240,884  $     577,755 $     488,194

Joint Venture Properties
(Ownership % on June 30, 2003)
The Willows of Plainview II (9.70%)                $       303,998 $      298,391  $     620,129 $     583,788
Golf Brook Apartments (3.97%)                      $       718,139 $      723,996  $   1,463,423 $   1,455,629
Plainview Point III Office Center (4.96%)          $       128,079 $      136,393  $     258,534 $     282,241
Blankenbaker Business Center 1A (29.61%)           $       237,396 $      237,347  $     474,730 $     477,444
Lakeshore Business Center Phase I (10.92%)         $       435,488 $      400,984  $     796,412 $     810,002
Lakeshore Business Center Phase II (10.92%)        $       445,925 $      337,040  $     780,461 $     712,568
Lakeshore Business Center Phase III (10.92%)       $        85,044 $       73,773  $     159,066 $     143,135

The occupancy levels at our properties and joint ventures as of June 30, 2003 and 2002 were as follows:

                                                                 2003                    2002
                                                          -------------------     -------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                              91%                     86%
Plainview Point Office Center Phases I & II                       85%                     86%
The Willows of Plainview Phase I                                  92%                     83%

Joint Venture Properties
(Ownership % on June 30, 2003)
The Willows of Plainview Phase II (9.70%)                         88%                     83%
Golf Brook Apartments (3.97%)                                     92%                     95%
Plainview Point Office Center Phase III (4.96%)                   48%                     56%
Blankenbaker Business Center 1A (29.61%)                         100%                    100%
Lakeshore Business Center Phase I (10.92%)                        69%                     83%
Lakeshore Business Center Phase II (10.92%)                       81%                     87%
Lakeshore Business Center Phase III (10.92%)                      38%                     37%

The average occupancy levels at our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2003            2002            2003            2002
                                                        -----------     -----------     -----------     -----------
Wholly-Owned Properties
Commonwealth Business Center Phase I                        91%             86%             91%             87%
Plainview Point Office Center Phases I & II                 85%             86%             85%             86%
The Willows of Plainview Phase I                            94%             79%             95%             77%

Joint Venture Properties
(Ownership % at June 30, 2003)
The Willows of Plainview Phase II (9.70%)                   85%             81%             85%             80%
Golf Brook Apartments (3.97%)                               91%             90%             91%             88%
Plainview Point III Office Center (4.96%)                   49%             55%             49%             54%
Blankenbaker Business Center 1A (29.61%)                   100%            100%            100%            100%
Lakeshore Business Center Phase I (10.92%)                  69%             82%             70%             83%
Lakeshore Business Center Phase II (10.92%)                 81%             87%             81%             86%
Lakeshore Business Center Phase III (10.92%)                38%             37%             38%             36%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months and six months ending June 30, 2002 and June 30, 2003.

Rental Income

Rental income increased approximately $52,000, or 9%, and $96,000, or 8%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily as the result of increased occupancy at The Willows of Plainview Phase I and Commonwealth Business Center Phase I.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Income from Investment in Joint Ventures

Income from investment in joint venture increased approximately $18,000,or 87%, and $33,000, or 83%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily as the result of increased net income from The Willows of Plainview Phase II and Blankenbaker Business Center 1A and decreased net loss at Lakeshore University II Joint Venture.

Loss on Disposal of Assets

The loss on disposal of assets for 2003 can be attributed to the retirement of carpet at Plainview Point Phases I and II. The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase I primarily as the result of clubhouse renovations. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $12,000, or 15%, and $24,000, or 15%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily as a result of principal payments reducing the outstanding balance on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $69,000 and $115,000, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------
Operating activities                                           $             301,625 $              264,477
Investing activities                                                          17,436               (184,400)
Financing activities                                                        (298,084)              (279,565)
                                                                  ------------------    -------------------

     Net increase (decrease) in cash and equivalents           $              20,977 $             (199,488)
                                                                  ==================    ===================

Cash Flows

Net cash provided by operating activities increased approximately $37,000, or 14%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase was primarily driven by the change in operating results before noncash items.

Net cash used in investing activities decreased approximately $202,000, for the six months ended June 30, 2003, as compared to the same period in 2002, primarily as a result of decreased capital expenditures, partially offset by changes in cash flows from our joint venture investment.

Net cash used in financing activities increased approximately $19,000, or 7%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is the result of continued principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Due to the fact that no distributions were made during the six months ended June 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing, excluding the capital improvements and leasing costs described below. Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

We are aware that the sole tenant in one of our joint venture commercial buildings is making efforts to seek alternatives to renewing its expiring lease. The failure of this tenant to renew its lease would result in a loss of annual rental revenue and operating expense recoveries of approximately $938,000 to the joint venture. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly affect our liquidity, and could result in significant costs to refurbish the vacated space and locate a new tenant. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Plainview Point Office Center Phases I and II, Lakeshore Business Center Phase I and Blankenbaker Business Center 1A and as we continue our efforts in the leasing of our commercial properties. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III and returning Plainview Point Office Center Phase III to full occupancy.

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. These improvements include tenant finish costs, heating and air conditioning equipment and roof replacements (some of which are described below). The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

On June 1, 2003, we signed an amendment to the agreement reached on March 14, 2003 with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages. The amendment suspended principal payments for twelve months beginning with the payments due June 1, 2003. The May 1, 2003 payments were applied to the principal balances. The amendment does not change any terms of the existing mortgage loans.

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. As of June 30, 2003, approximately $470,000 of this cost has been incurred. Our share of this cost is approximately $51,000.

On July 3, 2003, we obtained a commitment from a bank to refinance the existing debt on Lakeshore Business Center Phase III as well as to provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The commitment is for $3,150,000, not to exceed 70% of appraised stabilized value as approved by the lender or 100% of the approved refinance and construction cost, whichever is less. The loan term is for a period of 24 months following closing at a variable interest rate based on the LIBOR one-month rate plus 2.5%.

The demand on future liquidity is anticipated to increase for Plainview Point Office Center Phase III as we continue our leasing efforts. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001 at the end of its lease. This left Plainview Point Office Center Phase III with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again. As of June 30, 2003, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish costing approximately $407,000. It is estimated that an additional $285,000 will be needed for tenant finish costs in order to return the building to full occupancy. Our share of theses costs will be approximately $34,000.

Plainview Point Office Center Phases I and II and Lakeshore Business center Phase I are expected to require new roofs in 2003. The roof replacements are expected to cost approximately $87,000 and $150,000, respectively. Our share of this cost for Lakeshore Business Center Phase I would be approximately $16,000.

Blankenbaker Business Center 1A, in the second quarter 2003, began a roof replacement that is expected to cost approximately $140,000. As of June 30, 2003 the roof replacement is 45% complete with costs incurred of approximately $63,000. Our share of this cost is approximately $19,000.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We have no other material commitments for renovations or capital improvements as of June 30, 2003.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, (“ORIG”) an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties IV continues to hold a 29.61% interest in the Blankenbaker Business Center Joint Venture and a 10.92% interest in the Lakeshore/University II Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture and a 7.69% interest in the Lakeshore/University II Joint Venture.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $53,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. On June 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $145,000 decrease in the fair value of the debt.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740). As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership, as described in more detail in Part I, Item 2 under the caption “Proposed Merger.”

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Item 2 — Changes in Securities and Use of Proceeds
None.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties IV. *

(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(b)	Reports on Form 8-K

We filed a Form 8-K on June 20, 2003, to report an agreement in principle with regard to the settlement of the litigation, as discussed in Part II, Item I.

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document
3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties IV. *
31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.