Form 10-Q
period 2003-09-30
NTS PROPERTIES IV
filed 2003-11-13
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [  ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of September 30, 2003	4

	Statements of Operations for the Three and Nine
	Months Ended September 30, 2003 and 2002	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION

Items 1 - 6	30

Signatures	31

Exhibit Index	32

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                       As of                As of
                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            246,363 $            205,729
Cash and equivalents - restricted                                           118,136               26,750
Accounts receivable, net                                                    181,412              123,412
Land, buildings and amenities, net                                        5,923,289            6,258,639
Investment in and advances to joint ventures                              1,183,139            1,120,227
Other assets                                                                132,797              139,526
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $          7,785,136 $          7,874,283
                                                                ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                     $          3,335,507 $          3,785,444
Accounts payable                                                            191,300              104,646
Security deposits                                                            31,131               31,631
Other liabilities                                                           167,421               86,449
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                    3,725,359            4,008,170

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                          4,059,777            3,866,113
                                                                -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $          7,785,136 $          7,874,283
                                                                ===================  ===================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions net of offering costs   $       25,834,899 $                -- $        25,834,899
Net income - prior years                                 806,219               8,145             814,364
Net income - current year                                191,725               1,937             193,662
Cash distributions declared to date                  (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership interests             (978,615)                 --            (978,615)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2003                $        4,267,948 $          (208,171)$         4,059,777
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $      614,204 $      606,530 $    1,871,538  $    1,767,466
Income from investment in joint ventures              12,747         14,358         85,460          54,091
Interest and other income                              3,001          2,538          4,435           7,255
Gain on sale of assets                                    --            249             --             498
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  629,952        623,675      1,961,433       1,829,310
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   123,618        133,695        373,853         406,889
Operating expenses - affiliated                       85,495        102,756        276,690         310,560
Loss on disposal of assets                                --             --          3,953          51,268
Interest expense                                      64,450         76,625        202,609         238,556
Management fees                                       35,723         35,230        104,475         100,197
Real estate taxes                                     24,813         30,788         87,345          92,363
Professional and administrative expenses              53,442         38,856        226,259          96,963
Professional and administrative expenses -
  affiliated                                          33,711         33,007        109,737         103,641
Depreciation and amortization                        127,852        125,680        382,850         374,188
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  549,104        576,637      1,767,771       1,774,625
                                               -------------  -------------  -------------   -------------

Net income                                    $       80,848 $       47,038 $      193,662  $       54,685
                                               =============  =============  =============   =============

Net income allocated to the limited
  partners                                    $       80,040 $       46,568 $      191,725  $       54,138
                                               =============  =============  =============   =============

Net income per limited partnership
  interest                                    $         3.32 $         1.93 $         7.95  $         2.25
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               24,109         24,109         24,109          24,109
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTSOF CASH FLOWS
(UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $            193,662 $             54,685
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                           2,184                   --
    Write-off of uncollectible accounts receivable                           (1,745)                  --
    Loss on disposal of assets                                                3,953               51,268
    Gain on sale of assets                                                       --                 (498)
    Depreciation and amortization                                           413,991              405,212
    Income from investment in joint ventures                                (85,460)             (54,091)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (91,386)             (75,803)
      Accounts receivable                                                   (58,439)              23,304
      Other assets                                                          (24,410)              (7,126)
      Accounts payable                                                       86,654                1,041
      Security deposits                                                        (500)               2,550
      Other liabilities                                                      80,972              137,944
                                                                -------------------  -------------------

     Net cash provided by operating activities                              519,476              538,486
                                                                -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (51,453)            (153,967)
Proceeds from sale of land, buildings and amenities                              --                  498
Investment in and advances from (to) joint ventures                          22,548              (62,019)
                                                                -------------------  -------------------

     Net cash used in investing activities                                  (28,905)            (215,488)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                           (449,937)            (423,658)
                                                                -------------------  -------------------

     Net cash used in financing activities                                 (449,937)            (423,658)
                                                                -------------------  -------------------

     Net increase (decrease) in cash and equivalents                         40,634             (100,660)

CASH AND EQUIVALENTS, beginning of period                                   205,729              462,107
                                                                -------------------  -------------------

CASH AND EQUIVALENTS, end of period                            $            246,363 $            361,447
                                                                ===================  ===================

Interest paid on a cash basis                                  $            199,884 $            235,588
                                                                ===================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties IV’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties IV or its interests in its properties and joint ventures.

Note 1 — Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective for the period ending December 31, 2003 for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

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

Note 3 — Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, four commercial properties — Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III and Blankenbaker Business Center 1A (“BBC 1A”), in Louisville, Kentucky and three commercial properties — Lakeshore Business Center Phases I, II and III, in Fort Lauderdale, Florida. One tenant occupies 100% of BBC 1A. We also own and operate, either wholly or through a joint venture, two apartment communities — The Willows of Plainview Phases I and II, in Louisville, Kentucky and one apartment community — Golf Brook Apartments, in Orlando, Florida.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2003, approximately $199,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2003 did not result in an impairment loss.

Note 7 — Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated subsidiaries of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture. The interests we own through these unconsolidated subsidiaries are described as follows:

·	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

·	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

·	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.

·	A 29.61% joint venture interest in BBC 1A , a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet in Louisville, Kentucky.

·	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by this joint venture appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended September 30, 2003 and 2002, the unconsolidated joint ventures had total revenues of $2,240,084 and $2,272,552, respectively, and net income of $208,576 and $160,718, respectively. For the nine months ended September 30, 2003 and 2002, the unconsolidated joint ventures had total revenues of $6,792,839 and $6,737,449, respectively, and net income of $822,310 and $513,143, respectively.

Note 8 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $            450,056 $            737,515

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.               1,478,238            1,559,662

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.                1,407,213            1,484,724

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March 2003.                                                                      --                3,543
                                                                -------------------  -------------------

                                                               $          3,335,507 $          3,785,444
                                                                ===================  ===================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,518,000.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Nine Months Ended
                                                                        September 30,
                                                          -----------------------------------------
                                                                 2003                  2002
                                                          ------------------    -------------------

Property management fees                               $             104,475 $              100,197
                                                          ------------------    -------------------

Property management                                                  176,215                176,501
Leasing                                                               43,202                 81,022
Administrative - operating                                            55,583                 50,048
Other                                                                  1,690                  2,989
                                                          ------------------    -------------------

     Total operating expenses - affiliated                           276,690                310,560
                                                          ------------------    -------------------

Professional and administrative expenses - affiliated                109,737                103,641
                                                          ------------------    -------------------

Repair and maintenance fees                                            6,738                  8,331
Leasing commissions                                                      655                 10,779
Construction management                                                   --                  5,287
                                                          ------------------    -------------------

     Total related party transactions capitalized                      7,393                 24,397
                                                          ------------------    -------------------

Total related party transactions                       $             498,295 $              538,795
                                                          ==================    ===================

During the nine months ended September 30, 2003 and 2002, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received $6,617 in rental payments from NTS Development Company during the nine months ended September 30, 2003 and 2002. The lease term for NTS Development Company ends August 31, 2006.

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

We are jointly and severally liable for mortgages and notes payable of our unconsolidated joint ventures. The outstanding balance on these mortgages and notes payable on September 30, 2003 was $13,867,309. Our financial statements do not reflect a liability for these mortgages.

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

On March 14, 2003, we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. As of September 30, 2003, approximately $602,000 of this cost has been incurred. Our share of this cost is approximately $66,000.

As of September 30, 2003, we have a commitment for approximately $57,000 for tenant improvements on approximately 29,000 square feet at Plainview Point Office Center Phase II.

On October 1, 2003, we refinanced the existing debt on Lakeshore Business Center Phase III. The new loan will provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The new loan is for $3,150,000 and matures on October 1, 2005. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

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

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

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

On October 1, 2003, in the Bohm litigation the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the nine months ended September 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $21,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement of the Buchanan and Bohm litigation, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $69,000.

Note 11 — Segment Reporting

Our two reportable operating segments are Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income.

                                                         Three Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          268,550 $           345,654 $           614,204
Interest and other income                                    242               1,811               2,053
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          268,792 $           347,465 $           616,257
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          107,739 $           101,374 $           209,113
Interest expense                                          52,405              12,045              64,450
Management fees                                           13,188              22,535              35,723
Real estate taxes                                          8,976              15,837              24,813
Depreciation and amortization                             51,167              75,156             126,323
                                               -----------------  ------------------  ------------------

     Total expenses                           $          233,475 $           226,947 $           460,422
                                               =================  ==================  ==================

     Net income                               $           35,317 $           120,518 $           155,835
                                               =================  ==================  ==================

                                                         Three Months Ended September 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          277,915 $           328,615 $           606,530
Interest and other income                                    688               1,643               2,331
Gain on sale of assets                                       249                  --                 249
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          278,852 $           330,258 $           609,110
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          131,260 $           105,191 $           236,451
Interest expense                                          56,300              20,325              76,625
Management fees                                           14,162              21,068              35,230
Real estate taxes                                         15,020              15,768              30,788
Depreciation and amortization                             52,633              71,518             124,151
                                               -----------------  ------------------  ------------------

     Total expenses                           $          269,375 $           233,870 $           503,245
                                               =================  ==================  ==================

     Net  income                              $            9,477 $            96,388 $           105,865
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          846,360 $         1,025,178 $         1,871,538
Interest and other income                                    188               2,872               3,060
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          846,548 $         1,028,050 $         1,874,598
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          329,555 $           320,988 $           650,543
Loss on disposal of assets                                    --               3,953               3,953
Interest expense                                         160,106              42,503             202,609
Management fees                                           42,851              61,624             104,475
Real estate taxes                                         39,834              47,511              87,345
Depreciation and amortization                            154,134             224,129             378,263
                                               -----------------  ------------------  ------------------

     Total expenses                           $          726,480 $           700,708 $         1,427,188
                                               =================  ==================  ==================

     Net income                               $          120,068 $           327,342 $           447,410
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          765,522 $         1,001,944 $         1,767,466
Interest and other income                                  1,026               4,765               5,791
Gain on sale of assets                                       498                  --                 498
                                               -----------------  ------------------  ------------------

     Total net revenues                       $          767,046 $         1,006,709 $         1,773,755
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $          389,114 $           330,335 $           719,449
Loss on disposal of assets                                51,268                  --              51,268
Interest expense                                         171,745              66,811             238,556
Management fees                                           38,584              61,613             100,197
Real estate taxes                                         45,059              47,304              92,363
Depreciation and amortization                            155,048             214,553             369,601
                                               -----------------  ------------------  ------------------

     Total expenses                           $          850,818 $           720,616 $         1,571,434
                                               =================  ==================  ==================

     Net (loss) income                        $          (83,772)$           286,093 $           202,321
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three and nine months ended September 30, 2003 and 2002 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                  Three Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $            616,257 $            609,110
Other income for Partnership                                           948                  207
Income from investment in joint ventures                            12,747               14,358
                                                       -------------------  -------------------

     Total net revenues                               $            629,952 $            623,675
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                                 $            126,323 $            124,151
Depreciation and amortization for Partnership                        1,529                1,529
                                                       -------------------  -------------------

     Total depreciation and amortization              $            127,852 $            125,680
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            155,835 $            105,865
Net loss for Partnership                                           (74,987)             (58,827)
                                                       -------------------  -------------------

     Total net income                                 $             80,848 $             47,038
                                                       ===================  ===================

                                                                  Nine Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          1,874,598 $          1,773,755
Other income for Partnership                                         1,375                1,464
Income from investment in joint ventures                            85,460               54,091
                                                       -------------------  -------------------

     Total net revenues                               $          1,961,433 $          1,829,310
                                                       ===================  ===================

OPERATING EXPENSES
Operating expenses for reportable segments            $            650,543 $            719,449
Other operating expenses for Partnership                                --               (2,000)
                                                       -------------------  -------------------

     Total operating expenses                         $            650,543 $            717,449
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $            378,263 $            369,601
Depreciation and amortization for Partnership                        4,587                4,587
                                                       -------------------  -------------------

     Total depreciation and amortization              $            382,850 $            374,188
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            447,410 $            202,321
Net loss for Partnership                                          (253,748)            (147,636)
                                                       -------------------  -------------------

     Total net income                                 $            193,662 $             54,685
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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                 Three Months Ended September 30, 2003
                                 ----------------------------------------------------------------------
                                       Residential        Commercial      Partnership       Total
                                 ----------------------------------------------------------------------
Net revenues                      $        268,792 $         347,465 $         13,695 $         629,952
Operating expenses and operating
  expenses - affiliated                    107,739           101,374               --           209,113
Interest expense                            52,405            12,045               --            64,450
Depreciation and amortization               51,167            75,156            1,529           127,852
Net income (loss)                           35,317           120,518          (74,987)           80,848

                                                  Three Months Ended September 30, 2002
                                  ----------------------------------------------------------------------
                                        Residential        Commercial      Partnership       Total
                                  ----------------------------------------------------------------------
Net revenues                       $        278,852 $         330,258 $         14,565 $         623,675
Operating expenses and operating
  expenses - affiliated                     131,260           105,191               --           236,451
Interest expense                             56,300            20,325               --            76,625
Depreciation and amortization                52,633            71,518            1,529           125,680
Net income (loss)                             9,477            96,388          (58,827)           47,038

                                                  Nine Months Ended September 30, 2003
                                  ----------------------------------------------------------------------
                                        Residential        Commercial      Partnership       Total
                                  ----------------------------------------------------------------------
Net revenues                       $        846,548 $       1,028,050 $         86,835 $       1,961,433
Operating expenses and operating
  expenses - affiliated                     329,555           320,988               --           650,543
Interest expense                            160,106            42,503               --           202,609
Depreciation and amortization               154,134           224,129            4,587           382,850
Net income (loss)                           120,068           327,342         (253,748)          193,662

                                                  Nine Months Ended September 30, 2002
                                  ----------------------------------------------------------------------
                                        Residential        Commercial      Partnership       Total
                                  ----------------------------------------------------------------------
Net revenues                       $        767,046 $       1,006,709 $         55,555 $       1,829,310
Operating expenses and operating
  expenses - affiliated                     389,114           330,335           (2,000)          717,449
Interest expense                            171,745            66,811               --           238,556
Depreciation and amortization               155,048           214,553            4,587           374,188
Net (loss) income                           (83,772)          286,093         (147,636)           54,685

During our most recent operating period net revenues for residential and commercial properties have increased due to higher average occupancy at The Willows of Plainview Phase I and Commonwealth Business Center Phase I. Residential operating expenses have decreased due to decreased repairs and maintenance expense at The Willows of Plainview Phase I, while the commercial operating expenses have remained relatively level. Interest expense continues to decrease as a result of normal recurring principal reductions. Our partnership net losses have been negatively impacted by the expenses related to our ongoing litigation.

Rental and other income generated by our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                  ---------------------------   --------------------------
                                                      2003           2002           2003          2002
                                                  ------------   ------------   ------------  ------------
Wholly-Owned Properties
Commonwealth Business Center Phase I           $       198,889 $      181,864  $     583,471 $     558,965
Plainview Point Office Center Phases I & II    $       148,576 $      148,394  $     444,579 $     447,744
The Willows of Plainview Phase I               $       268,792 $      278,852  $     846,548 $     767,046

Joint Venture Properties
(Ownership % on September 30, 2003)
The Willows of Plainview II (9.70%)            $       306,566 $      319,310  $     926,695 $     903,097
Golf Brook Apartments (3.97%)                  $       766,291 $      746,319  $   2,229,714 $   2,201,948
Plainview Point III Office Center (4.96%)      $       125,270 $      140,001  $     383,805 $     422,242
Blankenbaker Business Center 1A (29.61%)       $       237,302 $      237,406  $     712,031 $     714,851
Lakeshore Business Center Phase I (10.92%)     $       358,459 $      400,292  $   1,154,871 $   1,210,294
Lakeshore Business Center Phase II (10.92%)    $       332,246 $      355,482  $   1,112,707 $   1,068,140
Lakeshore Business Center Phase III (10.92%)   $       113,949 $       73,742  $     273,015 $     216,877

The occupancy levels at our properties and joint ventures as of September 30, 2003 and 2002 were as follows:

                                                                 2003                    2002
                                                          -------------------     -------------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                              91%                     86%
Plainview Point Office Center Phases I& II                        85%                     86%
The Willows of Plainview Phase I                                  92%                     97%

Joint Venture Properties
(Ownership % on September 30, 2003)
The Willows of Plainview Phase II (9.70%)                         83%                     93%
Golf Brook Apartments (3.97%)                                     97%                     94%
Plainview Point Office Center Phase III (4.96%)                   52%                     56%
Blankenbaker Business Center 1A (29.61%)                         100%                    100%
Lakeshore Business Center Phase I (10.92%)                        72%                     80%
Lakeshore Business Center Phase II (10.92%)                       78%                     85%
Lakeshore Business Center Phase III (10.92%)                      89%                     37%

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                 ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                 -----------     -----------     -----------     -----------
Wholly-Owned Properties
Commonwealth Business Center Phase I                 91%             86%             91%             87%
Plainview Point Office Center Phases I & II          85%             86%             85%             86%
The Willows of Plainview Phase I                     90%             92%             93%             82%

Joint Venture Properties
(Ownership % at September 30, 2003)
The Willows of Plainview Phase II (9.70%)            87%             90%             85%             83%
Golf Brook Apartments (3.97%)                        96%             97%             93%             91%
Plainview Point III Office Center (4.96%)            50%             56%             49%             55%
Blankenbaker Business Center 1A (29.61%)            100%            100%            100%            100%
Lakeshore Business Center Phase I (10.92%)           71%             80%             70%             82%
Lakeshore Business Center Phase II (10.92%)          81%             85%             81%             85%
Lakeshore Business Center Phase III (10.92%)         72%             37%             49%             36%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Rental Income

Rental income increased approximately $104,000, or 6%, for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as the result of increased occupancy at The Willows of Plainview Phase I and Commonwealth Business Center Phase I.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Income from Investment in Joint Ventures

Income from investment in joint ventures increased approximately $31,000, or 58%, for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as the result of decreased net loss from the Lakeshore/University II Joint Venture and increased net income from The Willows of Plainview Phase II.

Operating Expenses — Affiliated

Operating expenses — affiliated decreased approximately $17,000, or 17%, and $34,000, or 11%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily as the result of a change in personnel. Operating expenses – affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Loss on Disposal of Assets

The loss on disposal of assets for 2003 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II, primarily as a result of tenant improvements. The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase I, primarily as a result of clubhouse renovations. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Interest Expense

Interest expense decreased approximately $12,000, or 16%, and $36,000, or 15%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily as a result of principal payments reducing the outstanding balance on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $15,000, or 38%, and $129,000, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                      Nine Months Ended
                                                                        September 30,
                                                          -----------------------------------------
                                                                 2003                  2002
                                                          ------------------    -------------------
Operating activities                                   $             519,476 $              538,486
Investing activities                                                 (28,905)              (215,488)
Financing activities                                                (449,937)              (423,658)
                                                          ------------------    -------------------

     Net increase (decrease) in cash and equivalents   $              40,634 $             (100,660)
                                                          ==================    ===================

Cash Flows

Net cash provided by operating activities decreased approximately $19,000, or 4%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The decrease was primarily driven by the change in other liabilities and accounts receivable, partially offset by the change in accounts payable and increased earnings from operations before noncash items.

Net cash used in investing activities decreased approximately $187,000, or 87%, for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of decreased capital expenditures, partially offset by changes in cash flows from our joint venture investments.

Net cash used in financing activities increased approximately $26,000, or 6%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase is the result of continued principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Due to the fact that no distributions were made during the nine months ended September 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with accounting principles generally accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

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

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the replacement of a roof at Lakeshore Business Center Phase I and as we continue our efforts in the leasing of our commercial properties. There may be significant demands on future liquidity due to the lease up of Lakeshore Business Center Phase III and our seeking to return Plainview Point Office Center Phase III to full occupancy.

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

On March 14, 2003 we signed a tenant to a lease for approximately 20,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish costing approximately $705,000. As of September 30, 2003, approximately $602,000 of this cost has been incurred. Our share of this cost is approximately $66,000.

As of September 30, 2003, we have a commitment for approximately $57,000 for tenant improvements on approximately 29,000 square feet at Plainview Point Office Center Phase II.

On October 1, 2003, we refinanced the existing debt on Lakeshore Business Center Phase III. The new loan will provide funds for tenant improvements, leasing commissions, closing costs, and interest carry. The new loan is for $3,150,000 and matures on October 1, 2005. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

As of September 30, 2003, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish estimated to cost approximately $432,000. As of September 30, 2003, approximately $98,000 of this cost has been incurred. Our share of this cost is approximately $5,000. It is estimated that an additional $285,000 will be needed for tenant finish costs in order to lease the remaining vacant space in this building. Our share of the total cost will be approximately $36,000.

Lakeshore Business Center Phase I is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $150,000. Our share of this cost would be approximately $16,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital improvements as of September 30, 2003.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC (“ORIG”), an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. We continue to hold a 29.61% interest in the Blankenbaker Business Center Joint Venture and a 10.92% interest in the Lakeshore/University II Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture and a 7.69% interest in the Lakeshore/University II Joint Venture.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $69,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. On September 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $130,000 decrease in the fair value of the debt.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 1, 2003 in the litigation against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us captioned Bohm et al. v. J..D. Nichols et al. (Case No. 03-CI-01740) that is pending in the Circuit Court of Jefferson County, Kentucky, the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the litigation captioned Buchanan et al. v. NTS — Properties Associates et al. (Case No. C 01-05090), filed against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us that is pending in the Superior Court of the State of California, seek preliminary approval of a settlement of that litigation by November 19, 2003 and final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

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
General Partner,
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: November 13, 2003

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