Form 10-K
period 2003-12-31
NTS PROPERTIES IV
filed 2004-03-26
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11655

NTS-PROPERTIES IV
(Exact name of registrant as specified in its charter)

Kentucky	61-1026356
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-18
Item 3.	Legal Proceedings	19-20
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for Registrant's Limited Partnership Interests and Related Partner Matters	22
Item 6.	Selected Financial Data	23-24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40-81
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	83

PART III

Item 10.	Directors and Executive Officers of the Registrant	84-85
Item 11.	Management Remuneration and Transactions	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management	87
Item 13.	Certain Relationships and Related Transactions	88-89
Item 14.	Principal Accountant Fees and Services	89

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	90-93
Signatures		94

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

Development of Business

NTS-Properties IV (the “Partnership”) is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner is NTS-Properties Associates IV, a Kentucky limited partnership (the “General Partner”). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in these properties and joint ventures. As of December 31, 2003, the Partnership owned the following properties and joint venture interests listed below:

·	Commonwealth Business Center Phase I — a business center with approximately 83,600 net rentable square feet in Louisville, Kentucky, constructed by us.

·	Plainview Point Office Center Phases I and II — an office center with approximately 57,000 net rentable square feet in Louisville, Kentucky, acquired complete by us.

·	The Willows of Plainview Phase I — a 118-unit luxury apartment complex in Louisville, Kentucky, constructed by us.

·	A joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties V, a Maryland limited partnership, an affiliate of our General Partner, (“NTS-Properties V”). Our percentage interest in the joint venture was 9.70% on December 31, 2003.

·	A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida, constructed by the joint venture between us and NTS-Properties VI, a Maryland limited partnership, an affiliate of our General Partner, (“NTS-Properties VI”). Our percentage interest in the joint venture was 3.97% on December 31, 2003.

·	A joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties VI. Our percentage interest in the joint venture was 4.96% on December 31, 2003.

·	A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 29.61% on December 31, 2003.

·	A joint venture interest in the Lakeshore/University II Joint Venture (“L/U II Joint Venture”). The L/U II Joint Venture was formed on January 23, 1995 among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage interest in the joint venture was 10.92% on December 31, 2003.

A description of the properties owned by the L/U II Joint Venture as of December 31, 2003 appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We or the joint ventures in which we are a partner have a fee title interest in the above properties. We believe that our properties are adequately covered by property insurance.

As of December 31, 2003, our properties and joint venture investments were encumbered by mortgages as shown in the table below:

                                                      Interest          Maturity              Balance
Property                                                Rate              Date              on 12/31/03
-------------------------------------------------  ---------------   ---------------     ------------------
Commonwealth Business Center Phase I                    8.80%           10/01/04    (1) $           349,958
The Willows of Plainview Phase I                        7.15%           01/05/13    (2) $         1,450,116
The Willows of Plainview Phase I                        7.15%           01/05/13    (2) $         1,380,441
The Willows of Plainview Phase II                       7.20%           01/05/13    (2) $         2,319,883
The Willows of Plainview Phase II                       7.20%           01/05/13    (2) $         1,385,536
Golf Brook Apartments                                     -                 -           $                --(3)
Plainview Point Office Center Phase III                   -                 -           $                --(4)
Blankenbaker Business Center 1A                         8.50%           11/15/05    (5) $         1,186,699
Lakeshore Business Center Phase I                      8.125%           08/01/08    (6) $         3,120,096
Lakeshore Business Center Phase II                     8.125%           08/01/08    (6) $         3,356,890
Lakeshore Business Center Phase III                 LIBOR + 2.5%        10/01/05    (7) $         2,632,387
(1)	Current monthly principal payments are based upon a 10-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
(2)	Current monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the loan will have been repaid based on the current rate of amortization.
(3)

Golf Brook Apartments, a joint venture between us and NTS- Properties VI, is encumbered by a mortgage loan from an insurance company. NTS-Properties IV is a guarantor of the recourse obligations on this mortgage loan. The $6,044,431 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at a fixed rate of 7.57% and matures May 15, 2009. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

(4)

Plainview Point Office Center Phase III, a joint venture between us and NTS-Properties VI, is encumbered by a mortgage loan to a bank. The $2,988,656 mortgage payable is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage bears interest at 8.38% and matures December 1, 2010. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

(5)	Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
(6)	Current monthly principal payments are based upon a 12-year amortization schedule. We expect the outstanding balances at maturity will be approximately $757,000 and $814,000, respectively.
(7)

The construction loan for Lakeshore Business Center Phase III required interest payments only through January 2005. Principal payments will be required starting February 1, 2005. We anticipate replacing the construction loan with permanent financing at or before its maturity.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 — Note 9 for information regarding these operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners’ capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see Item 8, Note — 8 and Note — 11 for information regarding our proposed merger with other affiliated entities.

Description of Real Property

Commonwealth Business Center Phase I

As of December 31, 2003, there were 8 tenants leasing space aggregating approximately 73,400 square feet of rentable area at Commonwealth Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Commonwealth Business Center Phase I are professional service entities. The principal occupations/professions practiced include an encoding center, insurance and machinery sales/services. Two tenants individually lease more than 10% of Commonwealth Business Center Phase I’s rentable area. The occupancy levels at the business center as of December 31 were 88% (2003), 91% (2002), 90% (2001), 86% (2000) and 93% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                                  Year of           Square Feet and % of        Current Annual Rental
Major Tenant (1):                Expiration          Net Rentable Area             per Square Foot
----------------------------   ----------------  --------------------------  -------------------------
               1                    2004               40,079 (47.9%)                   $7.59
               2                    2008                9,600 (11.5%)                   $8.30

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Plainview Point Office Center Phases I and II

As of December 31, 2003, there were 7 tenants leasing space aggregating approximately 41,200 square feet of rentable area at Plainview Point Office Center Phases I and II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Point Office Center Phases I and II are professional service entities. The principal occupations/professions practiced include a business school and insurance. One tenant individually leases more than 10% of Plainview Point Office Center’s rentable area. The occupancy levels at the office center as of December 31 were 72% (2003), 86% (2002), 84% (2001), 77% (2000) and 79% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2003:

                                  Year of            Square Feet and % of        Current Annual Rental
Major Tenant (1):                Expiration           Net Rentable Area             per Square Foot
----------------------------   ----------------     ----------------------      -----------------------
               1                    2009                28,675 (50.3%)                  $11.75

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

Monthly rental rates at The Willows of Plainview Phase I start at $699 for one-bedroom apartments, $959 for two-bedroom apartments and $1,059 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year, however some apartments will be rented on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% (2003), 92% (2002), 78% (2001), 87% (2000) and 96% (1999). See Part II, Item 7 for average occupancy information.

The following is information regarding the joint venture properties in which we have a 10% or greater interest as of and for the year ending December 31, 2003. We had a 9.7%, 4.96% and 3.97% joint venture interest in The Willows of Plainview Phase II, Plainview Point Office Center Phase III and Golf Brook Apartments, respectively, as of and for the year ending December 31, 2003.

Blankenbaker Business Center 1A

A single tenant leases 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenant is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2003, 2002, 2001, 2000 and 1999 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2003:

                                  Year of           Square Feet and % of         Current Annual Rental
Major Tenant (1):                Expiration         Net Rentable Area (2)            per Square Foot
---------------------------    --------------     ------------------------      -----------------------
               1                    2005               100,640 (100.0%)                   $7.48
(1)	Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2)	Rentable area includes ground floor and mezzanine square feet.

Lakeshore Business Center Phase I

As of December 31, 2003, there were 28 tenants leasing space aggregating approximately 73,500 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and dental equipment suppliers. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I’s rentable area. The occupancy levels at the business center as of December 31 were 71% (2003), 71% (2002), 89% (2001), 85% (2000) and 73% (1999). See Part II, Item 7 for average occupancy information.

Lakeshore Business Center Phase II

As of December 31, 2003, there were 18 tenants leasing space aggregating approximately 75,300 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and credit research services. One tenant individually leases more than 10% of Lakeshore Business Center Phase II’s rentable area. The occupancy levels at the business center as of December 31 were 79% (2003), 81% (2002), 82% (2001), 86% (2000) and 72% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2003:

                                  Year of           Square Feet and % of         Current Annual Rental
Major Tenant (1):                Expiration          Net Rentable Area              per Square Foot
---------------------------    --------------     ------------------------      -----------------------
               1                    2008               27,868 (28.8%)                   $10.25

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Lakeshore Business Center Phase III

As of December 31, 2003, there were 4 tenants leasing space aggregating approximately 34,800 square feet of the rentable area at Lakeshore Business Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced include insurance services, telecommunications and engineering. The building was constructed in the year 2000. Three tenants individually lease more than 10% of Lakeshore Business Center Phase III’s rentable area. The occupancy levels at the business center as of December 31 were 89% (2003), 37% (2002), 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                                  Year of           Square Feet and % of         Current Annual Rental
Major Tenant (1):                Expiration          Net Rentable Area              per Square Foot
-------------------------      --------------     ------------------------      -----------------------
               1                    2014               20,135 (51.8%)                   $11.50
               2                    2006                6,190 (15.9%)                   $14.60
               3                    2006                4,689 (12.1%)                   $14.71

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                        Federal          Property            Annual
                                                       Tax Basis         Tax Rate        Property Taxes
                                                   ----------------  -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I              $       4,174,870       .010935       $         45,290
Plainview Point Office Center Phases I and II     $       3,643,206       .010935       $         18,540
The Willows of Plainview Phase I                  $       7,574,188       .010935       $         51,976

Joint Venture Properties
The Willows of Plainview Phase II                 $       8,154,861       .010935       $         56,796
Golf Brook Apartments                             $      16,649,293       .017144       $        257,875
Plainview Point Office Center Phase III           $       4,839,381       .010935       $         35,369
Blankenbaker Business Center 1A                   $       7,447,033       .010935       $         51,938
Lakeshore Business Center Phase I                 $      10,578,645       .024431       $        165,969
Lakeshore Business Center Phase II                $      12,613,428       .024431       $        190,364
Lakeshore Business Center Phase III               $       5,434,159       .024431       $         60,480

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is $15,441,176.

Joint Venture Investments

NTS Willows Phase II Joint Venture

On September 1, 1984, we entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate a 144 — unit luxury apartment complex on an 8.29 acre site in Louisville, Kentucky known as The Willows of Plainview Phase II. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash equivalent assets;

·	The vote or consent of each of the Partners to dissolve the Partnership; or

·	September 30, 2028.

The apartment complex is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages on December 31, 2003 total $3,705,419 ($2,319,883 and $1,385,536). The mortgages are recorded as a liability of the joint venture. Both mortgages bear interest at a fixed rate of 7.2% and are due January 5, 2013. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term “Net Cash Flow” means the excess, if any, of (A) the gross receipts from the operations of the joint venture property (including investment income) for such period plus any funds released from previously established reserves (referred to in clause (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures during such period not funded by capital contributions, loans or paid out of previously established reserves, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property. “Percentage Interest” means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 9.70% on December 31, 2003, 2002 and 2001.

NTS Sabal Golf Villas Joint Venture

On September 1, 1985, we entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash-equivalent assets;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	September 30, 2025.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The current mortgage payable of $6,044,431 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term “Net Cash Flow” means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 3.97% on December 31, 2003, 2002 and 2001.

Plainview Point III Joint Venture

On March 1, 1987, we entered into a joint venture agreement with NTS-Properties VI to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point Office Center Phase III. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets of the real property, unless such disposition is, in whole or in part, represented by a promissory note of the purchaser;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	December 30, 2026.

Plainview Point Office Center Phase III is encumbered by a mortgage payable to a bank. The current mortgage payable of $2,988,656 is recorded as a liability by NTS-Properties VI in accordance with the joint venture agreement. The mortgage payable bears interest at 8.38%, matures December 1, 2010 and is secured by the assets of Plainview Point Office Center Phase III. At maturity, we believe the loan will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term “Net Cash Flow” means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the Partners in accordance with their joint venture agreement. Our ownership share was 4.96% on December 31, 2003, 2002 and 2001.

Blankenbaker Business Center Joint Venture

On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit us to the joint venture. The joint venture was originally formed on December 28, 1990 between NTS-Properties Plus Ltd. and NTS-Properties VII, Ltd., affiliates of our General Partner, to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. The use of the parking lot is a provision of the tenant’s lease agreement with the business center. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets of the real property and parking lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	December 31, 2030.

The joint venture obtained permanent financing of $4,800,000 in November 1994. The outstanding balance on December 31, 2003 was $1,186,699. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 29.61% on December 31, 2003, 2002 and 2001.

In June 2002, NTS-Properties Plus Ltd., one of the original members of the Blankenbaker Business Center Joint Venture, merged into ORIG, LLC, (“ORIG”) an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus Ltd. in the joint venture. See the information under the caption “Ownership of Joint Ventures” in Part II, Item 7 of this Form 10- K.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the “L/U II Joint Venture”) was formed among us and NTS-Properties V, NTS-Properties Plus Ltd. and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

              Property                                     Contributing Owner
-----------------------------------------       -------------------------------------------

Lakeshore Business Center Phase I               NTS-Properties IV and NTS-Properties V

Lakeshore Business Center Phase II              NTS-Properties Plus Ltd.

Undeveloped land adjacent to the Lakeshore      NTS-Properties Plus Ltd.
Business Center development (3.8 acres)

Undeveloped land adjacent to the Lakeshore      NTS/Fort Lauderdale, Ltd.
Business Center development (2.4 acres)

University Business Center Phase II             NTS-Properties V and NTS Properties Plus Ltd.

The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our real property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

·	the vote or consent of each of the Partners to dissolve the Partnership; or

·	December 31, 2030.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

      Loan Balance
       on 12/31/03                     Encumbered Property
-------------------------  --------------------------------------------
  $         3,120,096      Lakeshore Business Center Phase I
  $         3,356,890      Lakeshore Business Center Phase II
  $         2,632,387      Lakeshore Business Center Phase III

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

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

The net cash flow for each calendar quarter is distributed in accordance with the respective percentage interest. The term “Net Cash Flow” means the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners. Net income or loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 10.92% on December 31, 2003, 2002 and 2001.

In June 2002, NTS-Properties Plus Ltd., one of the original members of the L/U II Joint Venture, merged into ORIG, LLC, (“ORIG”) an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus Ltd. in the joint venture. See the information under the caption “Ownership of Joint Ventures” in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. In the vicinity of The Willows of Plainview Phases I and II, there are two apartment communities scheduled to start construction in 2004 and three apartment communities that are currently under construction and scheduled for completion in 2004. Of the two apartment communities scheduled to start construction, one is planning to build a total of 502 apartments with 252 apartments expected to be completed in 2004. The other apartment community scheduled to begin construction in 2004 is planning to build 200 apartments. The three apartment communities currently under construction will have a total of 406 apartments upon completion. The largest of the three communities will have 250 units. Of the two remaining communities, one will have 120 apartments and the other will have 36 apartments. In the vicinity of Golf Brook Apartments there is one apartment community that could potentially start construction in 2004. The apartment community is planning to construct 460 apartments, but construction is temporarily on hold.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the “Agreement”). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J.D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates IV. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $145,239 in property management fees for the year ended December 31, 2003. $88,475 was paid by commercial properties and $56,764 was paid by residential properties. The fee is equal to 6% of gross receipts from commercial properties and 5% of gross receipts from residential properties.

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

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2003, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of our General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner’s duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 — Note 7 and Part III, Item 13 for further discussions of related party transactions.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it. On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity. For more information on the merger, see Item 7, Proposed Merger.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

At the Final Hearing, any member of the class of plaintiffs may appear personally or through his or her counsel to object to the final approval of the Stipulation and Agreement of Settlement, the entry of a final judgment dismissing with prejudice the Buchanan litigation or the application for an award of attorneys’ fees and expenses to the counsel for the class of plaintiffs. To do so, a class member must file the following with the Superior Court and the attorneys for the class of plaintiffs and the General Partners and other defendants at least fourteen days prior to the Final Hearing: (1) a notice of the class member’s intention to appear at the Final Hearing, (2) a detailed statement of the class member’s specific objections and (3) the grounds for the objections and any documents that the class member desires the Superior Court to consider.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $105,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 — Market for Registrant’s Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. We had 1,204 limited partners as of January 31, 2004. Cash distributions and allocations of income and loss are made as described in Item 8 — Note 1D.

No distributions were paid during 2003, 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been indefinitely suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 — Selected Financial Data

Years ended December 31:

                                   2003              2002             2001             2000             1999
                              ---------------   ---------------  ---------------  ---------------  ---------------
Total revenues               $      2,593,029  $      2,383,505 $      2,390,579 $      2,449,691 $      2,298,847
Operating income             $        410,969  $        355,428 $        384,902 $        564,609 $        354,384
Income from investment in
  joint ventures             $        119,295  $         81,502 $         63,818 $         89,039 $         82,475

Net income (loss)            $        257,366  $         81,918 $        108,990 $        236,395 $         (2,691)

Net income (loss)
  allocated to:
    General Partner          $          2,574  $            819 $          1,090 $          2,364 $            (27)
    Limited partners         $        254,792  $         81,099 $        107,900 $        234,031 $         (2,664)

Net income (loss) per
  limited partnership
  interest                   $          10.57  $           3.36 $           4.48 $           9.67 $          (0.11)

Weighted average number
  of limited partnership
  interests                            24,109            24,109           24,109           24,208           24,778

Cumulative net income
  allocated to:
    General Partner          $         10,719  $          8,145 $          7,326 $          6,236 $          3,872
    Limited partners         $      1,061,011  $        806,219 $        725,120 $        617,220 $        383,189

Cumulative taxable loss
  allocated to:
    General Partner          $        (16,330) $        (22,598)$        (24,899)$        (25,603)$        (27,678)
    Limited partners         $     (1,616,122) $     (2,236,659)$     (2,464,497)$     (2,535,209)$     (2,740,689)

Cumulative distributions
  declared:
    General Partner          $        218,253  $        218,253 $        218,253 $        218,253 $        218,253
    Limited partners         $     21,607,636  $     21,607,636 $     21,607,636 $     21,607,636 $     21,607,636

At year end:
  Land, buildings and
    amenities, net           $      5,847,221  $      6,258,639 $      6,561,375 $      6,907,615 $      7,301,116
Total assets                 $      7,655,019  $      7,874,283 $      8,320,129 $      8,615,520 $      9,024,075
Mortgages and note
  payable                    $      3,180,515  $      3,785,444 $      4,356,152 $      4,846,678 $      5,317,257

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 8 and the cautionary statements below.

Critical Accounting Policies

General

A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Recognition of Rental Income

Our apartment community has operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” the cash collected for rent exceeded rental income by approximately $5,000, $11,000 and $6,000, for the years ended December 31, 2003, 2002 and 2001, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3 — 30 years, land improvements have estimated useful lives of between 5 — 30 years, and amenities have estimated useful lives between 3 — 30 years.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Results of Operations for 2003, 2002 and 2001

The following table includes our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

The following table of segment data is provided:

                                                                             2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,139,765 $       1,453,264 $             -- $       2,593,029
Operating expenses and operating
  expenses - affiliated                                448,463           425,633               --           874,096
Depreciation and amortization                          205,406           298,393            6,116           509,915
Interest expense                                       211,536            52,361               --           263,897
Net income (loss)                                      165,857           512,435         (420,926)          257,366

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,049,458 $       1,334,047 $             -- $       2,383,505
Operating expenses and operating
  expense - affiliated                                 504,361           469,757           (2,000)          972,118
Depreciation and amortization                          207,699           286,733            6,116           500,548
Interest expense                                       227,071            85,134               --           312,205
Net (loss) income                                      (53,363)          354,527         (219,246)           81,918

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      1,122,212 $       1,268,367 $             -- $       2,390,579
Operating expenses and operating
  expenses - affiliated                                493,709           485,554            2,000           981,263
Depreciation and amortization                          203,670           278,950            6,116           488,736
Interest expense                                       241,524           115,155               --           356,679
Net income (loss)                                       67,764           254,136         (212,910)          108,990

During our most recent operating period net revenues for the residential segment have increased primarily due to higher average occupancy at The Willows of Plainview Phase I. Net revenues for the commercial segment have increased primarily due to higher average occupancy at Commonwealth Business Center Phase I and increased lease-buy-out income at Plainview Point Office Center Phases I and II. Operating expenses and operating expenses – affiliated have decreased primarily as a result of decreased repairs and maintenance expenses and personnel changes for both the residential and commercial segments. Interest expense has decreased due to lower debt balances, while depreciation expense has essentially remained level. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

The rental income and tenant reimbursements generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I (1)                   $      772,897 $      741,522 $       723,036
Plainview Point Office Center Phases I and II (1)          $      680,367 $      592,525 $       545,331
The Willows of Plainview Phase I (1)                       $    1,139,765 $    1,049,458 $     1,122,212

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (9.70%) (1)              $    1,232,075 $    1,225,210 $     1,239,900
Golf Brook Apartments  (3.97%) (1)                         $    2,994,374 $    2,960,763 $     2,930,598
Plainview Point Office Center Phase III (4.96%) (1)        $      513,219 $      610,958 $       856,492
Blankenbaker Business Center 1A (29.61%) (1)               $      949,011 $      951,763 $       934,612
Lakeshore Business Center Phase I (10.92%) (1)             $    1,520,509 $    1,557,015 $     1,603,765
Lakeshore Business Center Phase II (10.92%) (1)            $    1,446,848 $    1,390,591 $     1,454,079
Lakeshore Business Center Phase III (10.92%)               $      409,107 $      289,816 $       212,987
(1)	We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I (2)                         88%            91%            90%
Plainview Point Office Center Phases I and II (2)                72%            86%            84%
The Willows of Plainview Phase I (2)                             91%            92%            78%

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (9.70%) (2)                    82%            89%            74%
Golf Brook Apartments (3.97%) (2)                                93%            88%            89%
Plainview Point Office Center Phase III (4.96%) (2)              52%            51%            54%
Blankenbaker Business Center 1A  (29.61%) (2)                   100%           100%           100%
Lakeshore Business Center Phase I (10.92%) (2)                   71%            71%            89%
Lakeshore Business Center Phase II (10.92%) (2)                  79%            81%            82%
Lakeshore Business Center Phase III (10.92%)                     89%            37%            28%
(2)	We believe the changes in occupancy on December 31 from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I (3)                         91%            87%            89%
Plainview Point Office Center Phases I and II (3)                84%            86%            79%
The Willows of Plainview Phase I (3)                             93%            85%            87%

Joint Venture Properties
(Ownership % on December 31, 2003)
The Willows of Plainview Phase II (9.70%) (3)                    85%            85%            83%
Golf Brook Apartments  (3.97%) (3)                               93%            91%            90%
Plainview Point Office Center Phase III (4.96%) (3)              50%            55%            90%
Blankenbaker Business Center 1A (29.61%) (3)                    100%           100%           100%
Lakeshore Business Center Phase I (10.92%) (3)                   70%            80%            85%
Lakeshore Business Center Phase II (10.92%) (3)                  81%            84%            82%
Lakeshore Business Center Phase III (10.92%)                     59%            36%            26%
(3)	We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

Rental income and tenant reimbursements as well as occupancy has trended up at Lakeshore Business Center Phase III as a result of our continued efforts at leasing this recently constructed property.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the years ended December 31, 2003, 2002 and 2001 were approximately $2,593,000, $2,383,000 and $2,391,000, respectively. The increase of $210,000, or 9%, from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of increased occupancy at the Willows of Plainview Phase I and Commonwealth Business Center Phase I. The increase is also attributed to an increase in lease-buy-out income at Plainview Point Phases I and II. Our rental income and tenant reimbursements did not change significantly between the years ended December 31, 2002 and 2001. There were no offsetting material changes.

Year end occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year’s results.

Operating Expenses and Operating Expenses — Affiliated

Our operating expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $500,000, $558,000 and $573,000, respectively. The decrease of $58,000, or 10%, from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of decreased repairs and maintenance expenses at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II, decreased landscaping and cleaning expenses at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II and decreased advertising expense at The Willows of Plainview Phase I. Our operating expenses did not change significantly between the years ended December 31, 2002 and 2001. There were no offsetting material changes.

Our operating expenses – affiliated for the years ended December 31, 2003, 2002 and 2001 were approximately $374,000, $415,000 and $409,000, respectively. The decrease of $41,000, or 10%, from the year ended December 31, 2002 to the year ended December 31, 2003 is the result of changes in personnel costs.

Operating expenses — affiliated did not change significantly between the years ended December 31, 2002 and 2001. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses —Affiliated

Our professional and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $390,000, $154,000 and $124,000, respectively. The increase of $236,000 from the year ended December 31, 2002 to the year ended December 31, 2003, and $30,000, or 24%, from the year ended December 31, 2001 to the year ended December 31, 2002, are primarily the result of an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 8 – Note 8 and Note 11 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated did not change significantly between the years ended December 31, 2003, 2002 and 2001. There were no offsetting material changes.

Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Our depreciation and amortization did not change significantly between the years ending December 31, 2003, 2002 and 2001. There were no offsetting material changes.

Interest Expense

Our interest expense for the years ended December 31, 2003, 2002 and 2001 was approximately $264,000, $312,000 and $357,000, respectively. The decrease of $48,000, or 16%, from the year ended December 31, 2002 to the year ended December 31, 2003, and $45,000, or 13%, from the year ended December 31, 2001 to the year ended December 31, 2002, are the result of principal payments reducing the outstanding balance on the Commonwealth Business Center Phase I and The Willows of Plainview Phase II mortgages.

Loss on Disposal of Assets

The loss on disposal of assets for 2003 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II, primarily as the result of the roof replacement and tenant improvements. The loss on disposal of assets for 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase I, primarily as the result of clubhouse renovations. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Income from Investment in Joint Ventures

Our income from investment in joint ventures for the years ended December 31, 2003, 2002 and 2001 was approximately $119,000, $81,000 and $64,000, respectively. The increase of $38,000, or 46% from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of decreased net loss from the Lakeshore/University II Joint Venture and increased net income from The Willows of Plainview Phase II. The increase is partially offset by decreased net income from Blankenbaker Business Center 1A. The increase of $17,000, or 28%, in 2002 was primarily due to the increased net income from Blankenbaker Business Center 1A.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable and payment of loan costs. We do not expect any material changes in the mix and relative cost of capital resources from those in 2003.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Operating activities                                  $       771,734 $      649,224 $      745,729
Investing activities                                          (74,294)      (334,894)      (183,059)
Financing activities                                         (604,929)      (570,708)      (490,526)
                                                       --------------  -------------  -------------

     Net increase (decrease) in cash and equivalents  $        92,511 $     (256,378)$       72,144
                                                       ==============  =============  =============

Net cash provided by operating activities increased from approximately $649,000 for the twelve months ended December 31, 2002 to approximately $772,000 for the twelve months ended December 31, 2003. The increase was primarily due to increased accounts payable related to amounts due for legal and professional services related to our litigation filed by limited partners and pending merger and increased net income from operations. Net cash provided by operating activities decreased from approximately $746,000 for the twelve months ended December 31, 2001 to approximately $649,000 for the twelve months ended December 31, 2002. The decrease was due to, among other things, the decreased cash collection of outstanding accounts receivable and increased cash used to reduce amounts owed to our vendors included in accounts payable.

Net cash used in investing activities decreased from approximately $335,000 for the twelve months ended December 31, 2002 to approximately $74,000 for the twelve months ended December 31, 2003. The decrease is primarily the result of decreased capital expenditures at our residential properties and changes in cash flows from our joint venture investments. Net cash used in investing activities increased from approximately $183,000 for the twelve months ended December 31, 2001 to approximately $335,000 for the twelve months ended December 31, 2002. The increase is primarily the result of increased capital expenditures at our residential and commercial properties and changes in cash flows from our joint venture investments.

Net cash used in financing activities increased from approximately $571,000 for the twelve months ended December 31, 2002 to approximately $605,000 for the twelve months ended December 31, 2003. Net cash used in financing activities increased from approximately $491,000 for the twelve months ended December 31, 2001 to approximately $571,000 for the twelve months ended December 31, 2002. The increase for both periods is the result of continued principal payments made on the Commonwealth Business Center Phase I and the Willows of Plainview Phase I mortgages.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 — Mortgages and Note Payable, for details regarding our material indebtedness.

Due to the fact that no distributions were made during 2003, 2002 or 2001, the table which presents that portion of the distribution that represents a return of capital based on GAAP has been omitted.

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

As of December 31, 2003, our planned capital improvements for Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II include HVAC replacements estimated to cost approximately $16,000 and $17,500, respectively. At Plainview Point Office Center Phases I and II we also plan to replace the roof on one building for an estimated cost of approximately $35,000.

Currently, our plans for renovations and other major capital expenditures include tenant improvements at our commercial properties as required by lease negotiations at these properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal.

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

We are making efforts to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are conducted by an employee of NTS Development Company, who makes calls to potential tenants and negotiates lease renewals with current tenants. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff that are employees of NTS Development Company, at each of the apartment communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

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

A major tenant at Commonwealth Business Center Phase I, currently occupying 40,079 square feet, or 48% of the building, intends to vacate their space at the end of their lease term, which expires November 9, 2004. This vacancy will leave Commonwealth Business Center Phase I with occupancy of only 40%. This may significantly impact our liquidity and could result in significant costs to refurbish the vacated space and locate new tenants, currently estimated to be approximately $150,000.

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

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. As of December 31, 2003, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $395,000 of which our share will be approximately $20,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through December 31, 2003, approximately $122,000 of the tenant finish cost has been incurred of which our share is approximately $6,000. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy. Our share of these additional costs will be approximately $3,000.

We had no other material commitments for renovations or capital improvements as of December 31, 2003.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $153,000.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, (“ORIG”) an affiliate of ours. ORIG is the surviving entity as a result of this merger. NTS-Properties IV continues to hold a 29.61% interest in the Blankenbaker Business Center Joint Venture and a 10.92% interest in the Lakeshore/University II Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture and a 7.69% interest in the Lakeshore/University II Joint Venture.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     One - Three    Three - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Mortgages payable                 $    3,180,515 $      579,588 $      511,415  $      589,784 $    1,499,728

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    3,180,515 $      579,588 $      511,415  $      589,784 $    1,499,728
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.
                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     One - Three    Three - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees (1)                $    20,045,922 $    2,407,906 $    8,211,549  $    6,806,159 $    2,620,308

Other commercial
  commitments  (2)              $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                   $    20,045,922 $    2,407,906 $    8,211,549  $    6,806,159 $    2,620,308
                                 ==============  =============  =============   =============  =============
(1)

As an investor in numerous joint ventures, we are jointly and severally liable for certain of their debts that are not reflected on our financial statements. In addition, we are contingently liable under a guarantee of a loan secured by Golf Brook Apartments.

(2)

We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

·	our ability to achieve planned revenues;

·	our ability to control expenses relative to fluctuating revenues;

·	our ability to make payments due under our debt agreements;

·	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

·	competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;

·	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

·	our ability to predict the demand for specific rental properties;

·	our ability to attract and retain tenants;

·	availability and costs of management and labor employed;

·	real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

·	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

·	the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate. On December 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $124,000 decrease in the fair value of debt.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties IV:

We have audited the accompanying balance sheets of NTS-Properties IV (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties IV at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties IV, Ltd. (a Kentucky limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          298,240  $          205,729
Cash and equivalents - restricted                                      47,101              26,750
Accounts receivable, net                                              171,432             123,412
Land, buildings and amenities, net                                  5,847,221           6,258,639
Investment in and advances to joint ventures                        1,198,424           1,120,227
Other assets                                                           92,601             139,526
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $        7,655,019  $        7,874,283
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                 $        3,180,515  $        3,785,444
Accounts payable                                                      246,940             104,646
Security deposits                                                      28,663              31,631
Other liabilities                                                      75,422              86,449
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              3,531,540           4,008,170

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    4,123,479           3,866,113
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        7,655,019  $        7,874,283
                                                            =================   =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002           2001
                                                           --------------  -------------  -------------
REVENUES
Rental income                                             $     2,412,791 $    2,204,548 $    2,224,792
Tenant reimbursements                                             180,238        178,957        165,787
                                                           --------------  -------------  -------------

     TOTAL REVENUES                                             2,593,029      2,383,505      2,390,579
                                                           --------------  -------------  -------------

EXPENSES
Operating expenses                                                500,182        557,689        572,703
Operating expenses - affiliated                                   373,914        414,429        408,560
Management fees                                                   145,239        135,082        133,416
Real estate taxes                                                 115,806        122,565        120,689
Professional and administrative expenses                          390,396        154,049        124,299
Professional and administrative expenses - affiliated             146,608        143,715        157,274
Depreciation and amortization                                     509,915        500,548        488,736
                                                           --------------  -------------  -------------

     TOTAL OPERATING EXPENSES                                   2,182,060      2,028,077      2,005,677
                                                           --------------  -------------  -------------

OPERATING INCOME                                                  410,969        355,428        384,902

Interest and other income                                           7,894          7,963         19,006
Interest expense                                                 (263,897)      (312,205)      (356,679)
Loss on disposal of assets                                        (16,895)       (50,770)        (2,057)
Income from investment in joint ventures                          119,295         81,502         63,818
                                                           --------------  -------------  -------------

Net income                                                $       257,366 $       81,918 $      108,990
                                                           ==============  =============  =============

Net income allocated to the limited partners              $       254,792 $       81,099 $      107,900
                                                           ==============  =============  =============

Net income per limited partnership interest               $         10.57 $         3.36 $         4.48
                                                           ==============  =============  =============

Weighted average number of limited partnership interests           24,109         24,109         24,109
                                                           ==============  =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                          Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2001                   24,109          $    3,887,223 $      (212,018)$    3,675,205

   Net income                                                        107,900           1,090        108,990
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 24,109               3,995,123        (210,928)     3,784,195

   Net income                                                         81,099             819         81,918
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 24,109               4,076,222        (210,109)     3,866,113

   Net income                                                        254,792           2,574        257,366
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2003                 24,109          $    4,331,014 $      (207,535)$    4,123,479
                                       =============           =============  ==============  =============
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $      257,366 $       81,918 $       108,990
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                     16,895         50,770           2,057
    Depreciation and amortization                                 553,353        541,934         530,199
    Income from investment in joint ventures                     (119,295)       (81,502)        (63,818)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                           (20,351)         1,007          11,787
      Accounts receivable                                         (48,020)        20,141          86,472
      Other assets                                                  3,487         (7,988)        (16,103)
      Accounts payable                                            142,294         (7,144)         72,614
      Security deposits                                            (2,968)         1,700          (1,104)
      Other liabilities                                           (11,027)        48,388          14,635
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    771,734        649,224         745,729
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (118,173)      (249,080)       (144,761)
Proceeds from sale of assets                                        2,781            498             208
Investment in and advances from (to) joint ventures                41,098        (86,312)        (38,506)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                        (74,294)      (334,894)       (183,059)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                             --             --          31,742
Principal payments on mortgages and note payable                 (604,929)      (570,708)       (522,268)
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (604,929)      (570,708)       (490,526)
                                                            -------------  -------------  --------------

     Net increase (decrease) in cash and equivalents               92,511       (256,378)         72,144

CASH AND EQUIVALENTS, beginning of period                         205,729        462,107         389,963
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of period                        $      298,240 $      205,729 $       462,107
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      260,306 $      308,287 $       352,461
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

NTS-Properties IV (the “Partnership”) is a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner is NTS-Properties Associates IV, a Kentucky limited partnership (the “General Partner”). The terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in the properties and joint ventures listed below. We are in the business of developing, constructing, owning and operating residential apartments and commercial real estate.

B) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Less than 50% owned joint ventures are accounted for under the equity method.

Please see our accompanying Combined Joint Ventures’ financial statements and notes, which include the combined financial statements of the joint ventures listed in Note 1C.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

·	Commonwealth Business Center Phase I, a business center with approximately 83,600 net rentable square feet in Louisville, Kentucky.

·	Plainview Point Office Center Phases I and II, an office center with approximately 57,000 net rentable square feet in Louisville, Kentucky.

·	The Willows of Plainview Phase I, a 118-unit luxury apartment community in Louisville, Kentucky.

·	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

·	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

·	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

·	A 29.61% joint venture interest in Blankenbaker Business Center 1A , a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet in Louisville, Kentucky.

·	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

D) Allocation of Net Income (Loss) and Cash Distributions

Net cash receipts made available for distribution, as defined in the Partnership Agreement, will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received their 8% preference distribution as defined in the Partnership Agreement; 2) to the General Partner in an amount equal to approximately 10% of the limited partners’ 8% preference distribution; and 3) the remainder, 90% to the limited partners and 10% to the General Partner. Starting December 31, 1996, we have indefinitely interrupted distributions.

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

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
Net income                                                 $      257,366 $       81,918 $       108,990
Items handled differently for tax purposes:
  Depreciation and amortization                                   300,674        122,776          10,875
  Rental income                                                    (5,359)        56,682          20,494
  Merger costs                                                    184,679             --              --
  Other                                                          (110,555)       (31,237)        (68,933)
                                                            -------------  -------------  --------------

Taxable income                                             $      626,805 $      230,139 $        71,426
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

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of December 31, 2003, approximately $286,000 of our overnight investment was included in cash and equivalents.

H) Cash and Equivalents — Restricted

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

J) Revenue Recognition — Rental Income and Capitalized Leasing Costs

Our apartment community has operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

We recognize revenue in accordance with each tenant’s respective lease agreement. Certain of our lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income under these leases is included in accounts receivable and totaled $95,774 and $101,242 on December 31, 2003 and 2002, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2003, 2002 and 2001.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Note 2 — Concentration of Credit Risk

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

                                2003                             2002                              2001
                  --------------------------------  -------------------------------  --------------------------------
                                         % of                             % of                              % of
Major Tenant:         Rents            Revenue          Rents            Revenue         Rents             Revenue
----------------  -------------     --------------  -------------     -------------  --------------     -------------
       1         $      304,123         11.18%     $      310,723        12.57%     $       320,623        12.97%
       2         $      331,778         12.20%     $      322,036        13.03%     $       312,721        12.65%

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 — Tender Offers

Between November 20, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $248,500 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,559 Interests for $1,678,470 at a price ranging from $205 to $230 per Interest. We did not participate in the fourth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002. On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002. ORIG’s tender offer expired September 9, 2002. A total of 1,175 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $270,250. We did not participate in this tender offer.

Note 4 — Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                     2003                 2002
                                                ---------------     ----------------
Land and improvements                         $       3,271,528   $        3,265,951

Buildings, improvements and amenities                12,150,120           12,255,229
                                                ---------------     ----------------

                                                     15,421,648           15,521,180

   Less accumulated depreciation                      9,574,427            9,262,541
                                                ---------------     ----------------

                                              $       5,847,221   $        6,258,639
                                                ===============     ================

Note 5 — Mortgages and Note Payable

Mortgages and note payable as of December 31 consist of the following:

                                                                      2003             2002
                                                                ----------------  ---------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $         349,958 $        737,515

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.            1,450,116        1,559,662

Mortgage payable to an insurance company, bearing interest
at a fixed rate of 7.15%, due January 5, 2013, secured by land,
buildings and amenities.                                               1,380,441        1,484,724

Note payable to a bank, bearing interest at the Prime Rate, but
not less than 6%, repaid in March 2003.                                       --            3,543
                                                                ----------------  ---------------

                                                               $       3,180,515 $      3,785,444
                                                                ================  ===============

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     579,588
                2005                                       246,597
                2006                                       264,818
                2007                                       284,385
                2008                                       305,399
             Thereafter                                  1,499,728
                                       ---------------------------

                                     $                   3,180,515
                                       ===========================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $3,372,000 and $3,964,000, respectively.

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

Note 6 — Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases for our commercial properties as of December 31, 2003:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     966,421
                2005                                       631,809
                2006                                       541,913
                2007                                       402,268
                2008                                       386,392
             Thereafter                                    181,157
                                       ---------------------------

                                     $                   3,109,960
                                       ===========================

Note 7 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           145,239 $           135,082 $          133,416
                                                       ------------------  ------------------  -----------------

Property management                                               239,620             235,231            223,555
Leasing                                                            57,382             104,833            116,210
Administrative - operating                                         74,484              68,398             62,174
Other                                                               2,428               5,967              6,621
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        373,914             414,429            408,560
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             146,608             143,715            157,274
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        7,444              13,046              5,085
Leasing commissions                                                   925              18,765             11,961
Other                                                                  --               5,287              2,050
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                   8,369              37,098             19,096
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           674,130 $           730,324 $          718,346
                                                       ==================  ==================  =================

During the years ended December 31, 2003 and 2002, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received $8,822 in rental payments from NTS Development Company during the years ended December 31, 2003 and 2002. The lease term for NTS Development Company ends August 31, 2006.

Note 8 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We are jointly and severally liable for mortgages and notes payable of our unconsolidated Joint Ventures. The outstanding balances on these mortgages and notes payable on December 31, 2003 and 2002 were $14,001,491 and $14,450,836, respectively. We are contingently liable, under certain terms of default, as a guarantor of a loan secured by Golf Brook Apartments.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $105,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $153,000.

Note 9 — Segment Reporting

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

Certain items such as professional and administrative expenses and joint venture income or loss incurred at the Partnership level have not been allocated to the operating segments.

                                                                           2003
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,139,765 $         1,273,026 $         2,412,791
Tenant reimbursements                                           --             180,238             180,238
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,139,765 $         1,453,264 $         2,593,029
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses
  - affiliated                                  $          448,463 $           425,633 $           874,096
Management fees                                             56,764              88,475             145,239
Real estate taxes                                           51,976              63,830             115,806
Depreciation and amortization                              205,406             298,393             503,799
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          762,609 $           876,331 $         1,638,940
                                                 -----------------  ------------------  ------------------

Operating income                                           377,156             576,933             954,089

Interest and other income                                      237               4,758               4,995
Interest expense                                          (211,536)            (52,361)           (263,897)
Loss on disposal of assets                                      --             (16,895)            (16,895)
                                                 -----------------  ------------------  ------------------

Net income                                      $          165,857 $           512,435 $           678,292
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,082,611 $         2,761,920 $         5,844,531
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           12,690 $           105,483 $           118,173
                                                 =================  ==================  ==================

Segment liabilities                             $        2,909,359 $           459,125 $         3,368,484
                                                 =================  ==================  ==================

                                                                           2002
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,049,458 $         1,155,090 $         2,204,548
Tenant reimbursements                                           --             178,957             178,957
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,049,458 $         1,334,047 $         2,383,505
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses
  - affiliated                                  $          504,361 $           469,757 $           974,118
Management fees                                             53,364              81,718             135,082
Real estate taxes                                           60,481              62,084             122,565
Depreciation and amortization                              207,699             286,733             494,432
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          825,905 $           900,292 $         1,726,197
                                                 -----------------  ------------------  ------------------

Operating income                                           223,553             433,755             657,308

Interest and other income                                      925               5,906               6,831
Interest expense                                          (227,071)            (85,134)           (312,205)
Loss on disposal of assets                                 (50,770)                 --             (50,770)
                                                 -----------------  ------------------  ------------------

Net (loss) income                               $          (53,363)$           354,527 $           301,164
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,278,109 $         2,972,457 $         6,250,566
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          143,962 $           105,118 $           249,080
                                                 =================  ==================  ==================

Segment liabilities                             $        3,125,495 $           866,195 $         3,991,690
                                                 =================  ==================  ==================

                                                                           2001
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        1,122,212 $         1,102,580 $         2,224,792
Tenant reimbursements                                           --             165,787             165,787
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        1,122,212 $         1,268,367 $         2,390,579
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses
  - affiliated                                  $          493,709 $           485,554 $           979,263
Management fees                                             56,561              76,855             133,416
Real estate taxes                                           58,879              61,810             120,689
Depreciation and amortization                              203,670             278,950             482,620
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $          812,819 $           903,169 $         1,715,988
                                                 -----------------  ------------------  ------------------

Operating income                                           309,393             365,198             674,591

Interest and other income                                    1,952               4,093               6,045
Interest expense                                          (241,524)           (115,155)           (356,679)
Loss on disposal of assets                                  (2,057)                 --              (2,057)
                                                 -----------------  ------------------  ------------------

Net income                                      $           67,764 $           254,136 $           321,900
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $        3,393,113 $         3,154,807 $         6,547,920
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           77,374 $            67,387 $           144,761
                                                 =================  ==================  ==================

Segment liabilities                             $        3,356,103 $         1,153,210 $         4,509,313
                                                 =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                          2003                2002                2001
                                                    -----------------  ------------------  ------------------
OPERATING EXPENSES AND OPERATING
EXPENSES - AFFILIATED
Operating expenses and operating expenses -
  affiliated for reportable segments               $          874,096 $           974,118 $           979,263
Other operating expenses and operating expenses
  - affiliated for Partnership                                     --              (2,000)              2,000
                                                    -----------------  ------------------  ------------------

    Total operating expenses and operating
       expenses - affiliated                       $          874,096 $           972,118 $           981,263
                                                    -----------------  ------------------  ------------------

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                              $          503,799 $           494,432 $           482,620
Depreciation and amortization for Partnership                   6,116               6,116               6,116
                                                    -----------------  ------------------  ------------------

     Total depreciation and amortization           $          509,915 $           500,548 $           488,736
                                                    =================  ==================  ==================

INTEREST AND OTHER INCOME
Interest and other income for reportable segments  $            4,995 $             6,831 $             6,045
Interest and other income for Partnership                       2,899               1,132              12,961
                                                    -----------------  ------------------  ------------------

     Total interest and other income               $            7,894 $             7,963 $            19,006
                                                    =================  ==================  ==================

NET INCOME (LOSS)
Net income for reportable segments                 $          678,292 $           301,164 $           321,900
Net loss for Partnership (1)                                 (420,926)           (219,246)           (212,910)
                                                    -----------------  ------------------  ------------------

     Total net income                              $          257,366 $            81,918 $           108,990
                                                    =================  ==================  ==================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                              $        5,844,531 $         6,250,566 $         6,547,920
Land, building and amenities for Partnership                    2,690               8,073              13,455
                                                    -----------------  ------------------  ------------------

     Total land, buildings and amenities           $        5,847,221 $         6,258,639 $         6,561,375
                                                    =================  ==================  ==================

LIABILITIES
Liabilities for reportable segments                $        3,368,484 $         3,991,690 $         4,509,313
Liabilities for Partnership                                   163,056              16,480              26,621
                                                    -----------------  ------------------  ------------------

     Total liabilities                             $        3,531,540 $         4,008,170 $         4,535,934
                                                    =================  ==================  ==================
(1)

The Partnership net loss is primarily composed of professional and administrative costs born by the Partnership and also includes any joint venture income or loss recorded at the partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

Note 10 — Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2003                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        624,518 $         632,816 $        614,204 $         721,491
Operating income                              112,589            68,192          129,550           100,638
Net income allocated to the
  limited partners                             75,015            36,671           80,040            63,066
Net income per limited
  partnership Interest                           3.11              1.52             3.32              2.62

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        580,439 $         580,498 $        606,530 $         616,038
Operating income                               86,222            89,927          106,518            72,761
Net income (loss) allocated to the
  limited partners                             24,136           (16,566)          46,568            26,961
Net income (loss) per limited
  partnership Interest                           1.00            (0.69)             1.93              1.12

Note 11 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties IV:

We have audited the accompanying combined balance sheets of NTS-Properties IV Combined Joint Ventures (the “Combined Joint Ventures”) as of December 31, 2003 and 2002, and the related combined statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Combined Joint Ventures’ management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Combined Joint Ventures for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the combined financial position of NTS-Properties IV Combined Joint Ventures at December 31, 2003 and 2002, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties IV, Ltd.:

We have audited the accompanying combined balance sheets of the NTS-Properties IV, Ltd. Combined Joint Ventures (the “Combined Joint Ventures” as defined in Note 1 to these combined financial statements) as of December 31, 2001 and 2000, and the related combined statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Combined Joint Ventures’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
COMBINED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                   2003                     2002
                                                          ----------------------   ----------------------

ASSETS
Cash and equivalents                                     $               373,192 $                220,888
Cash and equivalents  - restricted                                       443,953                  156,585
Accounts receivable, net                                                 489,711                  313,618
Land, buildings and amenities, net                                    31,811,732               32,742,164
Other assets                                                             993,139                  906,080
                                                          ----------------------   ----------------------

     TOTAL ASSETS                                        $            34,111,727 $             34,339,335
                                                          ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                              $            14,001,491 $             14,450,836
Accounts payable                                                         918,903                  366,863
Security deposits                                                        304,393                  255,549
Other liabilities                                                        291,504                  281,907
                                                          ----------------------   ----------------------

     TOTAL LIABILITIES                                                15,516,291               15,355,155

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                      18,595,436               18,984,180
                                                          ----------------------   ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $            34,111,727 $             34,339,335
                                                          ======================   ======================

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003             2002              2001
                                                          ---------------  ---------------   ---------------
REVENUES
Rental income                                            $      7,826,984 $      7,765,428  $      8,013,222
Tenant reimbursements                                           1,238,159        1,220,688         1,219,211
                                                          ---------------  ---------------   ---------------

     TOTAL REVENUES                                             9,065,143        8,986,116         9,232,433
                                                          ---------------  ---------------   ---------------

EXPENSES
Operating expenses                                              2,471,895        2,469,009         2,543,637
Operating expenses - affiliated                                   960,947        1,091,346         1,077,617
Management fees                                                   494,768          495,125           507,747
Real estate taxes                                                 818,791          835,044           836,345
Professional and administrative expenses                               --               --             3,750
Depreciation and amortization                                   1,995,959        2,053,712         1,973,519
                                                          ---------------  ---------------   ---------------

    TOTAL OPERATING EXPENSES                                    6,742,360        6,944,236         6,942,615
                                                          ---------------  ---------------   ---------------

OPERATING INCOME                                                2,322,783        2,041,880         2,289,818

Interest and other income                                          12,019           30,003            28,400
Interest expense                                               (1,073,988)      (1,199,166)       (1,353,069)
Loss on disposal of assets                                        (57,296)         (70,449)           (2,878)
                                                          ---------------  ---------------   ---------------

Net income                                               $      1,203,518 $        802,268  $        962,271
                                                          ===============  ===============   ===============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
COMBINED STATEMENTS OF PARTNERS’ EQUITY(1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                             Partners'
                                                               Equity
                                                        --------------------
PARTNERS' EQUITY
Balances on January 1, 2001                          $            18,006,257

   Net income                                                        962,271

   Distributions                                                  (1,707,149)

   Capital contributions                                             896,618
                                                        --------------------

Balances on December 31, 2001                                     18,157,997

   Net income                                                        802,268

   Distributions                                                  (1,196,767)

   Capital contributions                                           1,220,682
                                                        --------------------

Balances on December 31, 2002                                     18,984,180

   Net income                                                      1,203,518

   Distributions                                                  (1,794,086)

   Capital contributions                                             201,824
                                                        --------------------

Balances on December 31, 2003                        $            18,595,436
                                                        ====================
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003             2002              2001
                                                          ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $      1,203,518 $        802,268  $        962,271
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Loss on disposal of assets                                     57,296           70,449             2,878
    Depreciation and amortization                               2,246,529        2,334,474         2,248,839
    Changes in assets and liabilities:
      Cash and equivalents - restricted                          (287,368)          57,931           (82,358)
      Accounts receivable                                        (176,093)         (52,464)          (61,707)
      Other assets                                               (255,637)        (302,873)         (164,225)
      Accounts payable                                            552,040         (494,925)         (274,298)
      Security deposits                                            48,844          (59,259)          (51,848)
      Other liabilities                                             9,597           88,641          (136,363)
                                                          ---------------  ---------------   ---------------

     Net cash provided by operating activities                  3,398,726        2,444,242         2,443,189
                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets                                    3,123              559               232
Additions to land, buildings and amenities                     (1,125,946)        (870,351)         (656,712)
                                                          ---------------  ---------------   ---------------

     Net cash used in investing activities                     (1,122,823)        (869,792)         (656,480)
                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable                       3,098,101          155,974           466,553
Principal payments on mortgages and notes payable              (3,547,446)      (1,733,784)       (1,571,764)
Additions to loan costs                                           (81,992)              --            (1,350)
Cash distributions                                             (1,794,086)      (1,196,767)       (1,707,149)
Capital contributions                                             201,824        1,220,682           896,618
                                                          ---------------  ---------------   ---------------

     Net cash used in financing activities                     (2,123,599)      (1,553,895)       (1,917,092)
                                                          ---------------  ---------------   ---------------

     Net increase (decrease) in cash and equivalents              152,304           20,555          (130,383)

CASH AND EQUIVALENTS, beginning of year                           220,888          200,333           330,716
                                                          ---------------  ---------------   ---------------

CASH AND EQUIVALENTS, end of year                        $        373,192 $        220,888  $        200,333
                                                          ===============  ===============   ===============

Interest paid on a cash basis                            $      1,014,028 $      1,146,095  $      1,302,046
                                                          ===============  ===============   ===============

The accompanying notes to combined financial statements are an integral part of these statements.

NTS-PROPERTIES IV
COMBINED JOINT VENTURES
NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1- Significant Accounting Policies

A) Organization

The “Combined Joint Ventures” consists of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture described as follows:

·	The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

·	Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

·	Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

·	Blankenbaker Business Center 1A , a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet in Louisville, Kentucky.

·	Lakeshore/University II Joint Venture:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

The terms “we,” “us” or “our,” as the context requires, may refer to the Combined Joint Ventures or their properties.

B) Combination Policy

The Combined Joint Ventures’ financial statements include the accounts of all joint ventures noted above. Intercompany transactions and balances have been eliminated.

C) Allocation of Net Income (Loss) and Cash Distributions

For each of the joint ventures, the net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any of (A) the sum of (i) the gross receipts of the joint venture properties for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture properties during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture properties and (iv) reserves for contingent liabilities and future expenses of the joint venture properties as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contribution of a Partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners in each joint venture pursuant to each respective joint venture agreement.

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

E) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

G) Revenue Recognition — Rental Income and Capitalized Leasing Costs

The joint ventures’ apartment communities have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

The joint ventures’ commercial properties leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

The joint ventures generally recognize revenue in accordance with each tenant’s respective lease agreement. Certain of the joint ventures’ lease agreements for the commercial properties are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $373,015 and $233,656 on December 31, 2003 and 2002, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable lease term.

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

H) Advertising

The joint ventures expense advertising costs as incurred. Advertising expense was immaterial to the joint ventures during the years ended December 31, 2003, 2002 and 2001.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 2 — Concentration of Credit Risk

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

Note 3 — Land, Buildings and Amenities

The following schedule provides an analysis of the Combined Joint Ventures’ investment in property held for lease as of December 31:

                                                      2003                2002
                                                ----------------    ----------------
Land and improvements                         $       16,681,326  $       16,674,932

Buildings, improvements and amenities                 48,970,957          48,214,024
                                                ----------------    ----------------

                                                      65,652,283          64,888,956

   Less accumulated depreciation                      33,840,551          32,146,792
                                                ----------------    ----------------

                                              $       31,811,732  $       32,742,164
                                                ================    ================

Note 4- Mortgages and Notes Payable

Mortgages and notes payable on a combined basis as of December 31 consist of the following:

                                                                       2003              2002
                                                                  ---------------  ----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land and a building.                  $      3,356,890 $       3,567,113

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.125%, due
August 1, 2008, secured by land, buildings and amenities.               3,120,096         3,315,490

Mortgage payable to a bank on demand with interest payable
in monthly installments, at a variable rate base on LIBOR
daily rate plus 2.5%, currently 3.615%, due October 1, 2005,
secured by land and a building.                                         2,632,387                --

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              2,319,883         2,494,654

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.2%, due
January 5, 2013, secured by land, buildings and amenities.              1,385,536         1,489,917

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.5%, due
November 15, 2005, secured by land, buildings and amenities.            1,186,699         1,733,466

Mortgage payable to a bank on demand payable in monthly
installments, at a variable rate based on LIBOR daily rate plus
2.3%, repaid in October 2003.                                                  --         1,844,049

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.0%, repaid in
March 2003.                                                                    --             5,595

Note payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.0%, repaid in
March 2003.                                                                    --               552
                                                                  ---------------  ----------------

                                                                 $     14,001,491 $      14,450,836
                                                                  ===============  ================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   1,486,378
                2005                                     4,627,300
                2006                                     1,518,476
                2007                                     1,643,117
                2008                                     2,760,898
             Thereafter                                  1,965,322
                                       ---------------------------

                                     $                  14,001,491
                                       ===========================

Based on the borrowing rates currently available to the joint ventures for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $14,639,000 and $15,019,000, respectively.

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

On October 1, 2003, we refinanced the mortgage loan on Lakeshore Business Center Phase III (which matured on September 8, 2003). The new loan will provide funds for tenant improvements, leasing commissions, closing costs and interest carry. The new loan is for $3,150,000, matures on October 1, 2005 and has an outstanding balance of $2,632,387 as of December 31, 2003. The new loan has a variable interest rate based on the LIBOR daily rate plus 2.5% and is guaranteed by the joint venture partners, NTS-Properties V, NTS-Properties IV, NTS/Fort Lauderdale, Ltd. and ORIG, LLC, as well as NTS Corporation, an affiliate.

Note 5 — Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancellable operating leases for our commercial properties as of December 31, 2003:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   3,369,765
                2005                                     2,367,674
                2006                                     1,379,565
                2007                                       937,809
                2008                                       650,899
             Thereafter                                  1,348,637
                                       ---------------------------

                                     $                  10,054,349
                                       ===========================

Note 6 — Related Party Transactions

Pursuant to an agreement with the partnerships which formed the Combined Joint Ventures, NTS Development Company, an affiliate of the general partners of the partnerships, receives property management fees on a monthly basis. The fee is equal to 5% of the gross receipts from the residential properties and 6% of the gross receipts from the commercial properties. Under a similar agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

The Combined Joint Ventures were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           494,768 $           495,125 $          507,747
                                                       ------------------  ------------------  -----------------

Property management                                               672,592             729,137            688,157
Leasing                                                           112,645             177,116            209,642
Administrative - operating                                        171,930             177,827            162,537
Other                                                               3,780               7,266             17,281
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        960,947           1,091,346          1,077,617
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       22,224              40,384             53,708
Leasing commissions                                                13,938              84,954             69,372
Other                                                                  --               6,060              2,350
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  36,162             131,398            125,430
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         1,491,877 $         1,717,869 $        1,710,794
                                                       ==================  ==================  =================

Note 7 — Commitments and Contingencies

The Combined Joint Ventures, as owners of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by the Combined Joint Ventures with existing laws has not had a material adverse effect on the Combined Joint Ventures’ financial condition and results of operations. However, the Combined Joint Ventures cannot predict the impact of new or changed laws or regulations on the currently owned properties or on properties that may be acquired in the future.

The NTS Sabal Golf Villas Joint Venture and Plainview Point III Joint Venture have pledged land and buildings as collateral for two mortgages payable by NTS-Properties VI, our joint venture partner.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against the general partner of NTS-Properties IV, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of the general partner of NTS-Properties IV, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against the general partner of NTS-Properties IV, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. The general partner of NTS-Properties IV believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, the general partner of NTS-Properties IV, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Note 8 — Segment Reporting

Our reportable operating segments include — Residential and Commercial Real Estate Operations. The residential operations represent the operating results relative to the apartment complexes known as The Willows of Plainview Phase II and Golf Brook Apartments. The commercial operations represent the operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A, Plainview Point Office Center Phase III and Lakeshore Business Center Phases I, II and III.

The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Management evaluates performance based on stand-alone operating segment net income.

                                                                           2003
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        4,226,449 $         3,600,535 $         7,826,984
Tenant reimbursements                                           --           1,238,159           1,238,159
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        4,226,449 $         4,838,694 $         9,065,143
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        1,647,373 $         1,785,469 $         3,432,842
Management fees                                            211,488             283,280             494,768
Real estate taxes                                          314,671             504,120             818,791
Depreciation and amortization                              717,075           1,278,884           1,995,959
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        2,890,607 $         3,851,753 $         6,742,360
                                                 -----------------  ------------------  ------------------

Operating income                                         1,335,842             986,941           2,322,783

Interest and other income                                    4,267               7,752              12,019
Interest expense                                          (278,086)           (795,902)         (1,073,988)
Loss on disposal of assets                                  (2,070)            (55,226)            (57,296)
                                                 -----------------  ------------------  ------------------

Net income                                      $        1,059,953 $           143,565 $         1,203,518
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       11,341,061 $        20,470,671 $        31,811,732
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           18,655 $         1,107,291 $         1,125,946
                                                 =================  ==================  ==================

Segment liabilities                             $        4,326,267 $        11,190,024 $        15,516,291
                                                 =================  ==================  ==================

                                                                           2002
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        4,185,973 $         3,579,455 $         7,765,428
Tenant reimbursements                                           --           1,220,688           1,220,688
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        4,185,973 $         4,800,143 $         8,986,116
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        1,742,374 $         1,817,981 $         3,560,355
Management fees                                            210,602             284,523             495,125
Real estate taxes                                          342,267             492,777             835,044
Depreciation and amortization                              716,421           1,337,291           2,053,712
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        3,011,664 $         3,932,572 $         6,944,236
                                                 -----------------  ------------------  ------------------

Operating income                                         1,174,309             867,571           2,041,880

Interest and other income                                    4,679              25,324              30,003
Interest expense                                          (298,498)           (900,668)         (1,199,166)
Loss on disposal of assets                                 (56,337)            (14,112)            (70,449)
                                                 -----------------  ------------------  ------------------

Net income (loss)                               $          824,153 $           (21,885)$           802,268
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       12,044,673 $        20,697,491 $        32,742,164
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          170,459 $           699,892 $           870,351
                                                 =================  ==================  ==================

Segment liabilities                             $        4,393,297 $        10,961,858 $        15,355,155
                                                 =================  ==================  ==================

                                                                           2001
                                                 ---------------------------------------------------------
                                                    Residential         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        4,170,498 $         3,842,724 $         8,013,222
Tenant reimbursements                                           --           1,219,211           1,219,211
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        4,170,498 $         5,061,935 $         9,232,433
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        1,788,165 $         1,833,089 $         3,621,254
Management fees                                            209,312             298,435             507,747
Real estate taxes                                          350,461             485,884             836,345
Professional and administrative - affiliated                    --               3,750               3,750
Depreciation and amortization                              716,197           1,257,322           1,973,519
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        3,064,135 $         3,878,480 $         6,942,615
                                                 -----------------  ------------------  ------------------

Operating income                                         1,106,363           1,183,455           2,289,818

Interest and other income                                   13,530              14,870              28,400
Interest expense                                          (317,072)         (1,035,997)         (1,353,069)
Loss on disposal of assets                                  (2,428)               (450)             (2,878)
                                                 -----------------  ------------------  ------------------

Net income                                      $          800,393 $           161,878 $           962,271
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       12,647,532 $        21,343,287 $        33,990,819
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          136,861 $           519,851 $           656,712
                                                 =================  ==================  ==================

Segment liabilities                             $        4,714,559 $        12,683,949 $        17,398,508
                                                 =================  ==================  ==================

Note 9 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with the general partner of NTS-Properties IV, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to NTS-Properties IV’s Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, NTS-Properties IV, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10 — Directors and Executive Officers of the Registrant

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

The general partners of NTS-Properties Associates IV are as follows:

J.D. Nichols

Mr. Nichols (age 62) is the managing general partner of NTS-Properties Associates IV and is Chairman of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman and the sole director of NTS Capital Corporation.

Alliance Realty Corporation

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of S. N. Alliance, Inc. S.N. Alliance, Inc. is also the parent corporation of Stifle, Nicolas & Company, Inc. which acted as the dealer manager in connection with the offering of our interests. Ronald J. Kruszewski is the President, Secretary and sole director of Alliance Realty Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 45) is Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor’s Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership Interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by NTS Capital Corporation that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by request to our General Partner at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities.

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           145,239 $           135,082 $          133,416
                                                       ------------------  ------------------  -----------------

Property management                                               239,620             235,231            223,555
Leasing                                                            57,382             104,833            116,210
Administrative - operating                                         74,484              68,398             62,174
Other                                                               2,428               5,967              6,621
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        373,914             414,429            408,560
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             146,608             143,715            157,274
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        7,444              13,046              5,085
Leasing commissions                                                   925              18,765             11,961
Other                                                                  --               5,287              2,050
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                   8,369              37,098             19,096
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           674,130 $           730,324 $          718,346
                                                       ==================  ==================  =================

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 — Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2004. ORIG, LLC owns its interest directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     Limited Partner                 ORIG, LLC                    10,377 Interests               43.04%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols (1%), Barbara M. Nichols (J.D. Nichols’ wife) (74%) and Brian F. Lavin (25%). J.D. Nichols has voting power and investment power with respect to Barbara M. Nichols’ ownership in ORIG, LLC.

The table below sets forth our General Partner’s ownership interest in us. Our General Partner owns its interests directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     General Partner        NTS-Properties Associates IV            5 Interests                    100%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

J.D.     Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS-Properties Associates IV, our General Partner. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates IV are as follows:

J.D. Nichols	69.69%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Sub-Partnership IV	30.00%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	0.30%
10172 Linn Station Road
Louisville, Kentucky 40223

Alliance Realty Corporation	0.01%
500 North Broadway
St. Louis, Missouri 63102

Item 13 — Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the residential property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           145,239 $           135,082 $          133,416
                                                       ------------------  ------------------  -----------------

Property management                                               239,620             235,231            223,555
Leasing                                                            57,382             104,833            116,210
Administrative - operating                                         74,484              68,398             62,174
Other                                                               2,428               5,967              6,621
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        373,914             414,429            408,560
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             146,608             143,715            157,274
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        7,444              13,046              5,085
Leasing commissions                                                   925              18,765             11,961
Other                                                                  --               5,287              2,050
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                   8,369              37,098             19,096
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           674,130 $           730,324 $          718,346
                                                       ==================  ==================  =================

During the years ended December 31, 2003 and 2002, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received $8,822 in rental payments from NTS Development Company during the years ended December 31, 2003 and 2002. The lease term for NTS Development Company ends August 31, 2006.

Between November 20, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $248,500 at a price ranging from $205 to $230 per Interest. ORIG purchased 7,559 Interests for $1,678,470 at a price ranging from $205 to $230 per Interest. We did not participate in the fourth tender offer. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $230 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 9, 2002. On July 31, 2002, ORIG amended its tender offer to extend the expiration date from August 9, 2002, to September 9, 2002. ORIG’s tender offer expired September 9, 2002. A total of 1,175 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $230 per Interest for a total of $270,250. We did not participate in this tender offer.

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $            74,300 $            20,000
Audit-related fees                                        800                  --
Tax fees                                               75,900              20,300
All other fees                                             --                  --

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q. Included in the audit fees in 2003 is approximately $48,500 of fees for services provided in connection with the joint consent solicitation statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on February 4, 2004. Audit-related fees included accounting consultation. Tax fees included tax compliance, tax advice and tax planning, including approximately $60,200 of fees in 2003 for tax services provided in connection with the Proposed Merger. There were no fees billed for other services not described above.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 — Financial Statements

The financial statements for the years ended December 31, 2003 and 2002, along with the reports from Ernst & Young LLP dated March 26, 2004, and the financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 — Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	92-93

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties IV.

10.	Property Management Agreement and Construction	*
Management Agreement between NTS Development
Company and NTS-Properties IV.

14.	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-K.

4 — Reports on Form 8-K

We filed a Form 8-K on November 20, 2003, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties IV for $200 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on December 10, 2003, to announce that the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with certain of their affiliates, jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) in the Superior Court of the State of California for the County of Contra Costa with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS Properties Associates et al. (Case No. C 01-05090).

We filed a Form 8-K on February 6, 2004, to announce that as part of the Settlement Agreement referred to in the Form 8-K filed on December 10, 2003, the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with other real estate entities affiliated with the general partners agreed to pursue a merger into NTS Realty Holdings Limited Partnership, a Delaware limited partnership (the “NTS Realty”). On February 4, 2004, NTS Realty filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger.

We filed a Form 8-K on February 17, 2004, to inform investors of a second offer by CMG Partners, LLC to purchase their interests in NTS-Properties IV for $275 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval in the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

NTS-PROPERTIES IV
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                              Commonwealth      Plainview Point     The Willows
                                             Business Center     Office Center     of Plainview
                                                 Phase I        Phases I and II       Phase I           Total
                                            -----------------  -----------------  ---------------  ----------------
Encumbrances                                       (A)               None               (B)

Initial cost to partnership:
  Land                                     $          928,867 $          356,048 $      1,798,292 $       3,083,207
  Buildings and improvements                        1,419,653          2,214,001        5,447,513         9,081,167

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                 1,838,914          1,074,192          317,257         3,230,363

Gross amount at which carried
  December 31, 2003 (C):
    Land                                   $          951,998 $          455,804 $      1,863,726 $       3,271,528
    Buildings and improvements                      3,235,436          3,188,437        5,699,336        12,123,209
                                            -----------------  -----------------  ---------------  ----------------

     Total (E)                             $        4,187,434 $        3,644,241 $      7,563,062 $      15,394,737
                                            =================  =================  ===============  ================

Accumulated depreciation                   $        2,916,495 $        2,153,260 $      4,480,451 $       9,550,206
                                            =================  =================  ===============  ================

Date of construction                              06/84               N/A              03/85

Date acquired                                      N/A               04/84              N/A

Life at which depreciation in latest
  income statement is computed                     (D)                (D)               (D)
(A)	First mortgage held by an insurance company.
(B)	First mortgage held by two insurance companies.
(C)	Aggregate cost of real estate for tax purposes is $15,441,176.
(D)

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

(E)	Reconciliation, net of accumulated depreciation to financial statements:

Total gross cost on December 31, 2003                                               $        15,394,737
  Additions to Partnership for computer hardware and software in 1999 and  2000                  26,911
                                                                                     ------------------

Balance on December 31, 2003                                                                 15,421,648
  Less accumulated depreciation                                                               9,550,206
  Less accumulated depreciation for Partnership computer hardware and software                   24,221
                                                                                     ------------------

Land, buildings and amenities, net on December 31, 2003                             $         5,847,221
                                                                                     ==================

NTS-PROPERTIES IV
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2001                   $         15,313,288 $          8,405,673

Additions during period:
  Improvements                                             144,761                   --
  Depreciation (A)                                              --              488,736

Deductions during period:
  Retirements                                              (16,564)             (14,299)
                                                ------------------   ------------------

Balances on December 31, 2001                           15,441,485            8,880,110

Additions during period:
  Improvements                                             249,080                   --
  Depreciation (A)                                              --              500,548

Deductions during period:
  Retirements                                             (169,385)            (118,117)
                                                ------------------   ------------------

Balances on December 31, 2002                           15,521,180            9,262,541

Additions during period:
  Improvements                                             118,173                   --
  Depreciation (A)                                              --              509,916

Deductions during period:
  Retirements                                             (217,705)            (198,030)
                                                ------------------   ------------------

Balances on December 31, 2003                 $         15,421,648 $          9,574,427
                                                ==================   ==================
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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates IV and Chairman and Sole Director of NTS Capital Corporation

/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our general partner.