Form 10-Q
period 2004-03-31
NTS PROPERTIES IV
filed 2004-05-13
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of March 31, 2004	4

	Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Items 1 - 6	27-28

Signatures	29

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           150,608 $          298,240
Cash and equivalents - restricted                                           70,496             47,101
Accounts receivable, net                                                   151,958            171,432
Land, buildings and amenities, net                                       5,724,063          5,847,221
Investment in and advances to joint ventures                             1,192,887          1,198,424
Other assets                                                                84,057             92,601
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         7,374,069 $        7,655,019
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         3,022,317 $        3,180,515
Accounts payable and accrued payables                                      218,243            246,940
Security deposits                                                           28,713             28,663
Other liabilities                                                           99,373             75,422
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,368,646          3,531,540

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         4,005,423          4,123,479
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         7,374,069 $        7,655,019
                                                                ==================  =================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       25,834,899 $                -- $        25,834,899
Net income - prior years                               1,061,011              10,719           1,071,730
Net loss - current year                                 (116,877)             (1,181)           (118,058)
Cash distributions declared to date                  (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership interests             (978,615)                 --            (978,615)
                                               -----------------  ------------------  ------------------

BALANCES ON MARCH 31, 2004                    $        4,214,138 $          (208,715)$         4,005,423
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Rental income                                                  $           551,512 $          581,259
Tenant reimbursements                                                       45,696             43,259
                                                                ------------------  -----------------

     TOTAL REVENUES                                                        597,208            624,518
                                                                ------------------  -----------------

EXPENSES
Operating expenses                                                         123,718            115,035
Operating expenses - affiliated                                            127,371             92,154
Management fees                                                             34,333             34,537
Real estate taxes                                                           31,354             31,266
Professional and administrative expenses                                   203,114             75,823
Professional and administrative expenses - affiliated                       37,507             36,794
Depreciation and amortization                                              126,181            126,320
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                              683,578            511,929
                                                                ------------------  -----------------

OPERATING (LOSS) INCOME                                                    (86,370)           112,589

Interest and other income                                                    1,882                498
Interest expense                                                           (58,061)           (70,613)
Income from investment in joint ventures                                    24,491             33,299
                                                                ------------------  -----------------

Net (loss) income                                              $          (118,058)$           75,773
                                                                ==================  =================

Net (loss) income allocated to the limited partners            $          (116,877)$           75,015
                                                                ==================  =================

Net (loss) income per limited partnership interest             $             (4.85)$             3.11
                                                                ==================  =================

Weighted average number of limited partnership interests                    24,109             24,109
                                                                ==================  =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                              $           (118,058)$             75,773
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                           135,504              136,722
    Income from investment in joint ventures                                (24,491)             (33,299)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (23,395)             (28,969)
      Accounts receivable                                                    19,474              (74,929)
      Other assets                                                             (777)               2,370
      Accounts payable                                                      (28,697)              13,229
      Security deposits                                                          50                  300
      Other liabilities                                                      23,951               30,724
                                                                  -----------------    -----------------

     Net cash (used in) provided by operating activities                    (16,439)             121,921
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                   (3,023)             (16,260)
Distributions from joint ventures, net                                       30,028               10,046
                                                                  -----------------    -----------------

     Net cash provided by (used in ) investing activities                    27,005               (6,214)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                           (158,198)            (149,307)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (158,198)            (149,307)
                                                                  -----------------    -----------------

     Net decrease in cash and equivalents                                  (147,632)             (33,600)

CASH AND EQUIVALENTS, beginning of period                                   298,240              205,729
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            150,608 $            172,129
                                                                  =================    =================

Interest paid on a cash basis                                  $             57,217 $             69,683
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties IV’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties IV or its interests in its properties and joint ventures.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2004, approximately $149,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with said mortgage companies.

Note 6 — Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 3-30 years for buildings and improvements and 3-30 years for amenities. The aggregate cost of our properties for federal tax purposes is approximately $15,441,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

Note 7 — Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated subsidiaries of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture. The interests we own through these unconsolidated subsidiaries are described as follows:

·	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

·	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

·	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

·	A 29.61% joint venture interest in BBC 1A , a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet in Louisville, Kentucky.

·	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by this joint venture appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 104,100 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 96,600 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended March 31, 2004 and 2003, the unconsolidated joint ventures had total revenues of $2,223,011 and $2,195,199, respectively, and net income of $162,372 and $295,625, respectively.

Note 8 — Mortgages Payable

Mortgages payable consists of the following:

                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $           247,642 $          349,958

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.              1,421,487          1,450,116

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.               1,353,188          1,380,441
                                                                ------------------  -----------------

                                                               $         3,022,317 $        3,180,515
                                                                ==================  =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of March 31, 2004, the fair value of long-term debt is approximately $3,049,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Note 9 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The monthly fees are equal to 5% of the gross receipts from our apartment community and 6% of the gross receipts from our commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             34,333 $             34,537
                                                                -------------------  -------------------

Property management                                                          76,752               57,903
Leasing                                                                      20,787               15,096
Administrative - operating                                                   27,906               18,626
Other                                                                         1,926                  529
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  127,371               92,154
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        37,507               36,794
                                                                -------------------  -------------------

Repair and maintenance fees                                                      --                4,303
Leasing commissions                                                           5,788                   --
                                                                -------------------  -------------------

     Total related party transactions capitalized                             5,788                4,303
                                                                -------------------  -------------------

Total related party transactions                               $            204,999 $            167,788
                                                                ===================  ===================

During the three months ended March 31, 2004 and 2003, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received approximately $2,200 in rental payments from NTS Development Company during each of the three months ended March 31, 2004 and 2003. The lease term for NTS Development Company ends on August 31, 2006.

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

We are jointly and severally liable for mortgages payable of our unconsolidated joint ventures. The outstanding balance on these mortgages on March 31, 2004 was $13,978,872. Our financial statements do not reflect a liability for these mortgages.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit and is vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”).

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. The Motion is currently pending before the court.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

For the three months ended March 31, 2004, our share of the legal costs for the Buchanan and Bohm litigations was approximately $32,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $141,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

                                                           Three Months Ended March 31, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          286,589 $           264,923 $           551,512
Tenant reimbursements                                         --              45,696              45,696
                                               -----------------  ------------------  ------------------

     Total revenues                                      286,589             310,619             597,208
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             137,979             113,110             251,089
Management fees                                           14,716              19,617              34,333
Real estate taxes                                         13,260              18,094              31,354
Depreciation and amortization                             50,864              73,788             124,652
                                               -----------------  ------------------  ------------------

     Total operating expenses                            216,819             224,609             441,428
                                               -----------------  ------------------  ------------------

Operating income                                          69,770              86,010             155,780

Interest and other income                                     69               1,502               1,571
Interest expense                                         (50,437)             (7,624)            (58,061)
                                               -----------------  ------------------  ------------------

Net income                                    $           19,402 $            79,888 $            99,290
                                               =================  ==================  ==================

                                                           Three Months Ended March 31, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          285,103 $           296,156 $           581,259
Tenant reimbursements                                         --              43,259              43,259
                                               -----------------  ------------------  ------------------

     Total revenues                                      285,103             339,415             624,518
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                              98,711             108,478             207,189
Management fees                                           15,053              19,484              34,537
Real estate taxes                                         15,429              15,837              31,266
Depreciation and amortization                             51,685              73,106             124,791
                                               -----------------  ------------------  ------------------

     Total operating expenses                            180,878             216,905             397,783
                                               -----------------  ------------------  ------------------

Operating income                                         104,225             122,510             226,735

Interest and other income                                     63                 264                 327
Interest expense                                         (54,337)            (16,276)            (70,613)
                                               -----------------  ------------------  ------------------

Net income                                    $           49,951 $           106,498 $           156,449
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three months ended March 31, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            124,652 $            124,791
Depreciation and amortization for Partnership                              1,529                1,529
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            126,181 $            126,320
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              1,571 $                327
Interest and other income for Partnership                                    311                  171
                                                             -------------------  -------------------

     Total interest and other income                        $              1,882 $                498
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $             99,290 $            156,449
Net loss for Partnership (1)                                            (217,348)             (80,676)
                                                             -------------------  -------------------

     Total net (loss) income                                $           (118,058)$             75,773
                                                             ===================  ===================
(1)

The Partnership net loss is primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation and any joint venture income or loss recorded at the partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $12,000 for the three months ended March 31, 2004, while the cash collected for rent exceeded rental income by approximately $12,000 for the three months ended March 31, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3-30 years, land improvements have estimated useful lives of between 5-30 years, and amenities have estimated useful lives between 3-30 years.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        286,589 $         310,619 $             -- $         597,208
Operating expenses and operating
  expenses - affiliated                                137,979           113,110               --           251,089
Depreciation and amortization                           50,864            73,788            1,529           126,181
Interest expense                                        50,437             7,624               --            58,061
Net income (loss)                                       19,402            79,888         (217,348)         (118,058)

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                $          285,103 $         339,415 $             -- $         624,518
Operating expenses and operating
  expenses - affiliated                                 98,711           108,478               --           207,189
Depreciation and amortization                           51,685            73,106            1,529           126,320
Interest expense                                        54,337            16,276               --            70,613
Net income (loss)                                       49,951           106,498          (80,676)           75,773

During our most recent operating period net revenues for the residential segment have remained level, while net revenues for the commercial segment have decreased primarily due to lower average occupancy at Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I. Operating expenses and operating expenses – affiliated have increased primarily as a result of increased repairs and maintenance and landscaping expenses at The Willows of Plainview Phase I and personnel changes for both the residential and commercial segments. Depreciation expense has remained level, while interest expense has decreased due to lower debt balances. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                           $           186,435 $          192,158
Plainview Point Office Center Phases I & II                    $           124,184 $          147,257
The Willows of Plainview Phase I                               $           286,589 $          285,103

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (9.70%)                      $           293,138 $          316,105
Golf Brook Apartments (3.97%)                                  $           716,783 $          743,892
Plainview Point Office Center Phase III (4.96%)                $           137,976 $          130,343
Blankenbaker Business Center 1A (29.61%)                       $           237,253 $          237,253
Lakeshore Business Center Phase I (10.92%)                     $           365,229 $          359,627
Lakeshore Business Center Phase II (10.92%)                    $           335,933 $          334,383
Lakeshore Business Center Phase III (10.92%)                   $           136,699 $           73,596

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where rental income and tenant reimbursements trended up at this recently constructed property.

The occupancy levels at our properties and joint ventures as of March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                                 88%                 91%
Plainview Point Office Center Phases I & II                          72%                 85%
The Willows of Plainview Phase I                                     92%                 95%

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (9.70%)                            82%                 81%
Golf Brook Apartments (3.97%)                                        92%                 90%
Plainview Point Office Center Phase III (4.96%)                      55%                 49%
Blankenbaker Business Center 1A (29.61%)                            100%                100%
Lakeshore Business Center Phase I (10.92%)                           72%                 71%
Lakeshore Business Center Phase II (10.92%)                          79%                 81%
Lakeshore Business Center Phase III (10.92%)                         89%                 38%

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where occupancy has trended up at this recently constructed property.

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                                 88%                 91%
Plainview Point Office Center Phases I & II                          72%                 85%
The Willows of Plainview Phase I                                     92%                 95%

Joint Venture Properties
(Ownership % on March 31, 2004)
The Willows of Plainview Phase II (9.70%)                            83%                 85%
Golf Brook Apartments (3.97%)                                        91%                 92%
Plainview Point Office Center Phase III (4.96%)                      55%                 49%
Blankenbaker Business Center 1A (29.61%)                            100%                100%
Lakeshore Business Center Phase I (10.92%)                           71%                 70%
Lakeshore Business Center Phase II (10.92%)                          79%                 81%
Lakeshore Business Center Phase III (10.92%)                         89%                 37%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where average occupancy has trended up at this recently constructed property.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended March 31, 2004 and 2003 were approximately $597,000 and $624,000, respectively. The decrease of $27,000, or 4%, was primarily the result of decreased occupancy at Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Our operating expenses — affiliated for the three months ended March 31, 2004 and 2003 were approximately $127,000 and $92,000, respectively. The increase of $35,000, or 38%, was primarily due to personnel changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended March 31, 2004 and 2003 were approximately $203,000 and $76,000, respectively. The increase of $127,000 was primarily the result of an increase in legal and professional fees related to our proposed merger and litigation filed by limited partners. See Part I, Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses — affiliated did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Our depreciation and amortization did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003.

Cash flows (used in) provided by:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             (16,439)$              121,921
Investing activities                                                          27,005                 (6,214)
Financing activities                                                        (158,198)              (149,307)
                                                                  ------------------    -------------------

     Net decrease in cash and equivalents                      $            (147,632)$              (33,600)
                                                                  ==================    ===================

Net cash used in operating activities was approximately $16,000 for the three months ended March 31, 2004. For the three months ended March 31, 2003 net cash provided by operating activities was approximately $122,000. The decrease was primarily due to decreased net income from operations as a result of increased expenses associated with our litigation filed by limited partners and proposed merger and increased cash used to reduce amounts owed to our vendors included in accounts payable. The decrease is partially offset by increased cash collection of outstanding accounts receivable.

Net cash provided by investing activities was approximately $27,000 for the three months ended March 31, 2004. For the three months ended March 31, 2003 net cash used in investing activities was approximately $6,000. The increase was due to changes in cash flows from our joint venture investments and decreased capital expenditures at Commonwealth Business Center Phase I.

Net cash used in financing activities increased from approximately $149,000 for the three months ended March 31, 2003 to approximately $158,000 for the three months ended March 31, 2004. The increase was the result of continued principal payments made on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Due to the fact that no distributions were made during the three months ended March 31, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

On March 14, 2003, we reached an agreement with the mortgage lender on the Lakeshore Business Center Phases I and II mortgages to suspend principal payments for twelve months beginning with the payments due May 1, 2003. The principal payments due to the lender will continue to be paid and deposited by the lender into an escrow account. We will then be allowed to draw upon the escrowed funds for specific capital improvements listed in the agreement. The agreement does not change any terms of the existing mortgage loans. However, the suspension of principal payments will result in significant balances remaining due on the loans at maturity in 2008, currently estimated to be approximately $757,000 and $814,000, respectively.

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

As of March 31, 2004, our planned capital improvements for Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II include HVAC replacements estimated to cost approximately $12,000 and $17,500, respectively. At Plainview Point Office Center Phases I and II we also plan to replace the roof on one building for an estimated cost of approximately $35,000.

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

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. As of March 31, 2004, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000 of which our share will be approximately $20,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through March 31, 2004, approximately $332,000 of the tenant finish cost has been incurred of which our share is approximately $16,000. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy. Our share of these additional costs will be approximately $3,000.

We had no other material commitments for renovations or capital improvements as of March 31, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $141,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate. On March 31, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $109,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties IV.

10	Property Management Agreement and Construction	*
Management Agreement between NTS Development
Company and NTS-Properties IV.

14	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on February 6, 2004, to announce that NTS Realty Holdings Limited Partnership filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission on February 4, 2004.

We filed a Form 8-K on February 17, 2004, to inform investors of a second offer by CMG Partners, LLC to purchase their interests in NTS-Properties IV for $275 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on May 10, 2004, to announce the final approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES IV

By:	NTS-Properties Associates IV,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 13, 2004