Form 10-Q
period 2004-06-30
NTS PROPERTIES IV
filed 2004-08-16
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of June 30, 2004	4

	Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5

	Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION

Items 1 - 6	30-31

Signatures	32

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                      As of               As of
                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           167,997 $          298,240
Cash and equivalents - restricted                                           91,552             47,101
Accounts receivable, net                                                   131,084            171,432
Land, buildings and amenities, net                                       5,666,143          5,847,221
Investment in and advances to joint ventures                             1,205,952          1,198,424
Other assets                                                                73,028             92,601
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         7,335,756 $        7,655,019
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         2,860,846 $        3,180,515
Accounts payable and accrued expenses                                      324,924            246,940
Security deposits                                                           26,013             28,663
Other liabilities                                                          135,985             75,422
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,347,768          3,531,540

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         3,987,988          4,123,479
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         7,335,756 $        7,655,019
                                                                ==================  =================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       25,834,899 $                -- $        25,834,899
Net income - prior years                               1,061,011              10,719           1,071,730
Net loss - current year                                 (134,138)             (1,355)           (135,493)
Cash distributions declared to date                  (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership interests             (978,615)                 --            (978,615)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2004                     $        4,196,877 $          (208,889)$         3,987,988
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       538,781 $      589,532 $    1,090,292 $     1,170,792
Tenant reimbursements                                          45,534         43,284         91,230          86,543
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           584,315        632,816      1,181,522       1,257,335
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            125,976        135,198        249,692         250,232
Operating expenses - affiliated                               114,914         99,041        242,286         191,195
Management fees                                                34,144         34,216         68,477          68,753
Real estate taxes                                              29,907         31,266         61,261          62,532
Professional and administrative expenses                      104,854         96,993        307,969         172,817
Professional and administrative expenses - affiliated          42,724         39,232         80,231          76,026
Depreciation and amortization                                 126,728        128,678        252,909         254,999
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 579,247        564,624      1,262,825       1,076,554
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME (LOSS)                                         5,068         68,192        (81,303)        180,781

Interest and other income                                       2,603            935          4,485           1,433
Interest expense                                              (54,766)       (67,547)      (112,826)       (138,160)
Loss on disposal of assets                                     (3,756)        (3,953)        (3,756)         (3,953)
Income from investment in joint ventures                       33,416         39,414         57,907          72,713
                                                       --------------  -------------  -------------  --------------

Net (loss) income                                     $       (17,435)$       37,041 $     (135,493)$       112,814
                                                       ==============  =============  =============  ==============

Net (loss) income allocated to the limited partners   $       (17,261)$       36,671 $     (134,138)$       111,686
                                                       ==============  =============  =============  ==============

Net (loss) income per limited partnership interest    $         (0.72)$         1.52 $        (5.56)$          4.63
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        24,109         24,109         24,109          24,109
                                                       ==============  =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                              $           (135,493)$            112,814
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Loss of disposal of assets                                                3,756                3,953
    Depreciation and amortization                                           271,079              275,803
    Income from investment in joint ventures                                (57,907)             (72,713)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (44,451)             (61,130)
      Accounts receivable                                                    40,348              (94,025)
      Other assets                                                            1,404               10,073
      Accounts payable and accrued expenses                                  77,984               55,411
      Security deposits                                                      (2,650)                 900
      Other liabilities                                                      60,563               70,539
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              214,633              301,625
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (75,586)             (16,261)
Distributions from joint ventures, net                                       50,379               33,697
                                                                  -----------------    -----------------

     Net cash (used in) provided by investing activities                   (25,207)              17,436
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                           (319,669)            (298,084)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (319,669)            (298,084)
                                                                  -----------------    -----------------

     Net (decrease) increase in cash and equivalents                       (130,243)              20,977

CASH AND EQUIVALENTS, beginning of period                                   298,240              205,729
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            167,997 $            226,706
                                                                  =================    =================

Interest paid on a cash basis                                  $            111,162 $            136,321
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties IV’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties IV or its interests in its properties and joint ventures.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2004, approximately $102,000 of our overnight investment was included in cash and equivalents.

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

For the three months ended June 30, 2004 and 2003, the unconsolidated joint ventures had total revenues of $2,295,922 and $2,352,890, respectively, and net income of $287,989 and $318,109, respectively.

For the six months ended June 30, 2004 and 2003, the unconsolidated joint ventures had total revenues of $4,518,933 and $4,548,089, respectively, and net income of $450,361 and $613,734, respectively.

Note 8 — Mortgages Payable

Mortgages payable consists of the following:

                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%, due
October 1, 2004, secured by land and a building.               $           143,057 $          349,958

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5,  2013, secured by land, buildings and amenities.              1,392,344          1,450,116

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.               1,325,445          1,380,441
                                                                ------------------  -----------------

                                                               $         2,860,846 $        3,180,515
                                                                ==================  =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of June 30, 2004, the fair value of long-term debt is approximately $2,867,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             68,477 $             68,753
                                                                -------------------  -------------------

Property management                                                         150,297              119,565
Leasing                                                                      33,213               33,893
Administrative - operating                                                   53,700               36,595
Other                                                                         5,076                1,142
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  242,286              191,195
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        80,231               76,026
                                                                -------------------  -------------------

Repair and maintenance fees                                                   1,990                5,065
Leasing commissions                                                           5,788                  340
                                                                -------------------  -------------------

     Total related party transactions capitalized                             7,778                5,405
                                                                -------------------  -------------------

Total related party transactions                               $            398,772 $            341,379
                                                                ===================  ===================

During the six months ended June 30, 2004 and 2003, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received approximately $4,000 in rental payments from NTS Development Company during each of the six months ended June 30, 2004 and 2003. The lease term for NTS Development Company ends on August 31, 2006.

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

We are jointly and severally liable for the mortgages and note payable of our unconsolidated joint ventures. The outstanding balance on the mortgages and note payable on June 30, 2004 was $13,702,285. Our financial statements do not reflect a liability for the mortgages and note payable.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $202,500 of this payment.

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

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

For the six months ended June 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $71,000 and $10,000, respectively which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $194,000 and $53,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

Note 11 — Segment Reporting

Our two reportable operating segments are Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to an apartment community known as The Willows of Plainview Phase I. The commercial real estate operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

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

                                                           Three Months Ended June 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          274,383 $           264,398 $           538,781
Tenant reimbursements                                         --              45,534              45,534
                                               -----------------  ------------------  ------------------

     Total revenues                                      274,383             309,932             584,315
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             119,640             121,250             240,890
Management fees                                           14,300              19,844              34,144
Real estate taxes                                         13,260              16,647              29,907
Depreciation and amortization                             51,140              74,059             125,199
                                               -----------------  ------------------  ------------------

     Total operating expenses                            198,340             231,800             430,140
                                               -----------------  ------------------  ------------------

Operating income                                          76,043              78,132             154,175

Interest and other income                                    179               1,722               1,901
Interest expense                                         (49,426)             (5,340)            (54,766)
Loss on disposal of assets                                (3,756)                 --              (3,756)
                                               -----------------  ------------------  ------------------

Net income                                    $           23,040 $            74,514 $            97,554
                                               =================  ==================  ==================

                                                           Three Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          292,706 $           296,826 $           589,532
Tenant reimbursements                                         --              43,284              43,284
                                               -----------------  ------------------  ------------------

     Total revenues                                      292,706             340,110             632,816
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             123,107             111,132             234,239
Management fees                                           14,610              19,606              34,216
Real estate taxes                                         15,429              15,837              31,266
Depreciation and amortization                             51,281              75,868             127,149
                                               -----------------  ------------------  ------------------

     Total operating expenses                            204,427             222,443             426,870
                                               -----------------  ------------------  ------------------

Operating income                                          88,279             117,667             205,946

Interest and other income                                   (118)                796                 678
Interest expense                                         (53,363)            (14,184)            (67,547)
Loss on disposal of assets                                    --              (3,953)             (3,953)
                                               -----------------  ------------------  ------------------

Net income                                    $           34,798 $           100,326 $           135,124
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          560,972 $           529,320 $         1,090,292
Tenant reimbursements                                         --              91,230              91,230
                                               -----------------  ------------------  ------------------

     Total revenues                                      560,972             620,550           1,181,522
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             257,616             234,362             491,978
Management fees                                           29,017              39,460              68,477
Real estate taxes                                         26,520              34,741              61,261
Depreciation and amortization                            102,005             147,846             249,851
                                               -----------------  ------------------  ------------------

     Total operating expenses                            415,158             456,409             871,567
                                               -----------------  ------------------  ------------------

Operating income                                         145,814             164,141             309,955

Interest and other income                                    247               3,224               3,471
Interest expense                                         (99,863)            (12,963)           (112,826)
Loss on disposal of assets                                (3,756)                 --              (3,756)
                                               -----------------  ------------------  ------------------

Net income                                    $           42,442 $           154,402 $           196,844
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          577,810 $           592,982 $         1,170,792
Tenant reimbursements                                         --              86,543              86,543
                                               -----------------  ------------------  ------------------

     Total revenues                                      577,810             679,525           1,257,335
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             221,815             219,612             441,427
Management fees                                           29,663              39,090              68,753
Real estate taxes                                         30,858              31,674              62,532
Depreciation and amortization                            102,967             148,974             251,941
                                               -----------------  ------------------  ------------------

     Total operating expenses                            385,303             439,350             824,653
                                               -----------------  ------------------  ------------------

Operating income                                         192,507             240,175             432,682

Interest and other income                                    (55)              1,061               1,006
Interest expense                                        (107,701)            (30,459)           (138,160)
Loss on disposal of assets                                    --              (3,953)             (3,953)
                                               -----------------  ------------------  ------------------

Net income                                    $           84,751 $           206,824 $           291,575
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three and six months ended June 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            125,199 $            127,149
Depreciation and amortization for Partnership                              1,529                1,529
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            126,728 $            128,678
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              1,901 $                678
Interest and other income for Partnership                                    702                  257
                                                             -------------------  -------------------

     Total interest and other income                        $              2,603 $                935
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $             97,554 $            135,124
Net loss for Partnership (1)                                            (114,989)             (98,083)
                                                             -------------------  -------------------

     Total net (loss) income                                $            (17,435)$             37,041
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

                                                                         Six Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            249,851 $            251,941
Depreciation and amortization for Partnership                              3,058                3,058
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            252,909 $            254,999
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              3,471 $              1,006
Interest and other income for Partnership                                  1,014                  427
                                                             -------------------  -------------------

     Total interest and other income                        $              4,485 $              1,433
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            196,844 $            291,575
Net loss for Partnership (1)                                            (332,337)            (178,761)
                                                             -------------------  -------------------

     Total net (loss) income                                $           (135,493)$            112,814
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

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” cash collected for rent exceeded rental income by approximately $23,000 for the six months ended June 30, 2004, while the rental income exceeded the cash collected for rent by approximately $18,000 for the six months ended June 30, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 3-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 3-30 years.

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended June 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        274,383 $         309,932 $             -- $         584,315
Operating expenses and operating
  expenses - affiliated                                119,640           121,250               --           240,890
Depreciation and amortization                           51,140            74,059            1,529           126,728
Interest expense                                        49,426             5,340               --            54,766
Net income (loss)                                       23,040            74,514         (114,989)          (17,435)

                                                               Three Months Ended June 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        292,706 $         340,110 $             -- $         632,816
Operating expenses and operating
  expenses - affiliated                                123,107           111,132               --           234,239
Depreciation and amortization                           51,281            75,868            1,529           128,678
Interest expense                                        53,363            14,184               --            67,547
Net income (loss)                                       34,798           100,326          (98,083)           37,041

                                                                Six Months Ended June 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        560,972 $         620,550 $             -- $       1,181,522
Operating expenses and operating
  expenses - affiliated                                257,616           234,362               --           491,978
Depreciation and amortization                          102,005           147,846            3,058           252,909
Interest expense                                        99,863            12,963               --           112,826
Net income (loss)                                       42,442           154,402         (332,337)         (135,493)

                                                                Six Months Ended June 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        577,810 $         679,525 $             -- $       1,257,335
Operating expenses and operating
  expenses - affiliated                                221,815           219,612               --           441,427
Depreciation and amortization                          102,967           148,974            3,058           254,999
Interest expense                                       107,701            30,459               --           138,160
Net income (loss)                                       84,751           206,824         (178,761)          112,814

During our most recent operating period net revenues for the residential and commercial segments have decreased primarily due to lower average occupancy. Operating expenses have remained relatively stable, while operating expenses – affiliated have increased as the result of increased personnel at both the residential and commercial segments. Depreciation expense has remained level, while interest expense has decreased due to lower debt balances. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                  $       185,646 $      191,882 $      372,081 $       384,040
Plainview Point Office Center Phases I & II                   124,286        148,228        248,469         295,485
The Willows of Plainview Phase I                              274,383        292,706        560,972         577,810

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (9.70%)             $       284,470 $      303,787 $      577,608 $       619,892
Golf Brook Apartments (3.97%)                                 710,197        716,882      1,426,980       1,460,774
Plainview Point Office Center Phase III (4.96%)               182,902        127,920        320,878         258,263
Blankenbaker Business Center 1A (29.61%)                      237,253        237,253        474,506         474,506
Lakeshore Business Center Phase I (10.92%)                    375,477        436,276        740,706         795,903
Lakeshore Business Center Phase II (10.92%)                   366,213        445,818        702,146         780,201
Lakeshore Business Center Phase III (10.92%)                  139,410         84,954        276,109         158,550

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where rental income and tenant reimbursements trended up at this recently constructed property.

The occupancy levels at our properties and joint ventures as of June 30, 2004 and 2003 were as follows:

                                                                            June 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                                 88%                 91%
Plainview Point Office Center Phases I & II                          72%                 85%
The Willows of Plainview Phase I                                     83%                 92%

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (9.70%)                            80%                 88%
Golf Brook Apartments (3.97%)                                        99%                 92%
Plainview Point Office Center Phase III (4.96%)                      78%                 48%
Blankenbaker Business Center 1A (29.61%)                             100%               100%
Lakeshore Business Center Phase I (10.92%)                           72%                 69%
Lakeshore Business Center Phase II (10.92%)                          83%                 81%
Lakeshore Business Center Phase III (10.92%)                         89%                 38%

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where occupancy has trended up at this recently constructed property.

The average occupancy levels at our properties and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                        88%             91%            88%            91%
Plainview Point Office Center Phases I & II                 72%             85%            72%            85%
The Willows of Plainview Phase I                            88%             94%            90%            95%

Joint Venture Properties
(Ownership % on June 30, 2004)
The Willows of Plainview Phase II (9.70%)                   81%             85%            82%            85%
Golf Brook Apartments (3.97%)                               96%             91%            93%            91%
Plainview Point Office Center Phase III (4.96%)             76%             49%            66%            49%
Blankenbaker Business Center 1A (29.61%)                    100%           100%           100%            100%
Lakeshore Business Center Phase I (10.92%)                  72%             69%            72%            70%
Lakeshore Business Center Phase II (10.92%)                 80%             81%            80%            81%
Lakeshore Business Center Phase III (10.92%)                89%             38%            89%            38%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Lakeshore Business Center Phase III where average occupancy has trended up at this recently constructed property.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ending June 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended June 30, 2004 and 2003 were approximately $584,000 and $633,000, respectively. The decrease of $49,000, or 8%, was primarily due to decreased average occupancy at Plainview Point Office Center Phases I and II, The Willows of Plainview Phase I and Commonwealth Business Center Phase I. Our rental income and tenant reimbursements for the six months ended June 30, 2004 and 2003 were approximately $1,181,000 and $1,257,000, respectively. The decrease of $76,000, or 6%, was primarily due to decreased average occupancy at Plainview Point Office Center Phases I and II, The Willows of Plainview Phase I and Commonwealth Business Center Phase I. The decrease is partially offset by decreased free rent at Commonwealth Business Center Phase I.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Our operating expenses – affiliated for the three months ended June 30, 2004 and 2003 were approximately $115,000 and $99,000, respectively. The increase of $16,000, or 16%, was primarily due to an increase in personnel at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II. Our operating expenses-affiliated for the six months ended June 30, 2004 and 2003 were approximately $242,000 and $191,000, respectively. The increase of $51,000, or 27%, was primarily due to increased personnel at The Willows of Plainview Phase I, Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses did not change significantly for the three months ended June 30, 2004 and 2003. There were no offsetting material changes. Our professional and administrative expenses for the six months ended June 30, 2004 and 2003 were approximately $308,000 and $173,000, respectively. The increase of $135,000, or 78%, was the result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses — affiliated did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization

Our depreciation and amortization did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense for the three months ended June 30, 2004 and 2003 was approximately $55,000 and $68,000, respectively. Our interest expense for the six months ended June 30, 2004 and 2003 was approximately $113,000 and $138,000, respectively. The decrease of $13,000, or 19%, and $25,000, or 18%, respectively, was primarily the result of principal payments made in 2004, which reduced the outstanding balance on our mortgages payable at The Willows of Plainview Phase I and Commonwealth Business Center Phase I.

Income from Investment in Joint Ventures

Our income from investment in joint ventures for the three months ended June 30, 2004 and 2003 was approximately $33,000 and $39,000, respectively. The decrease of $6,000, or 15%, was the result of decreased net income from the Lakeshore/University II Joint Venture, The Willows of Plainview Phase II and Blankenbaker Business Center 1A, partially offset by increased net loss from Plainview Point Office Center Phase III. Our income from investment in joint venture for the six months ended June 30, 2004 and 2003 was approximately $58,000 and $73,000, respectively. The decrease of $15,000, or 20%, was the result of increased net loss from Lakeshore/University II Joint Venture and The Willows of Plainview Phase II and decreased net income at Golf Brook Apartments and Blankenbaker Business Center 1A. The decrease is partially offset by decreased net loss from Plainview Point Office Center Phase III.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003.

Cash flows (used in) provided by:

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             214,633 $              301,625
Investing activities                                                         (25,207)                17,436
Financing activities                                                        (319,669)              (298,084)
                                                                  ------------------    -------------------

     Net (decrease) increase in cash and equivalents           $            (130,243)$               20,977
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $302,000 for the six months ended June 30, 2003 to approximately $215,000 for the six months ended June 30, 2004. The $87,000 decrease was primarily due to decreased net income from operations as a result of increased expenses associated with our litigation filed by limited partners and proposed merger. The decrease is partially offset by increased cash collection of outstanding accounts receivable.

Net cash used in investing activities was approximately $25,000 for the six months ended June 30, 2004. For the six months ended June 30, 2003 net cash provided by investing activities was approximately $17,000. The increase is primarily due to increased capital expenditures at Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II and The Willows of Plainview Phase I. The increase is partially offset by changes in cash flows from our joint ventures investments.

Net cash used in financing activities increased from approximately $298,000 for the six months ended June 30, 2003 to approximately $320,000 for the six months ended June 30, 2004. The increase was the result of continued principal payments made on The Willows of Plainview Phase I and Commonwealth Business Center Phase I mortgages.

Due to the fact that no distributions were made during the six months ended June 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

As of June 30, 2004, our planned capital improvements for Commonwealth Business Center Phase I include HVAC replacements estimated to cost approximately $12,000. At Plainview Point Office Center Phases I and II we plan to replace the roof on one building for an estimated cost of approximately $35,000.

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

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. On April 16, 2004, a tenant leased approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000 of which our share will be approximately $20,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through June 30, 2004, approximately $401,000 of the tenant finish cost has been incurred of which our share is approximately $20,000. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy. Our share of these additional costs will be approximately $3,000.

As of June 30, 2004, we have a commitment from a tenant to lease approximately 4,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $162,000 of which our share will be approximately $18,000. Through June 30, 2004, approximately $19,000 of the tenant finish cost has been incurred of which our share is approximately $2,000.

We had no other material commitments for renovations or capital improvements as of June 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $194,000 and $53,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate. On June 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $103,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in our internal controls over financial reporting during the six months ended June 30, 2004.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties IV.	*

10	Property Management Agreement and Construction Management Agreement between NTS Development Company and NTS-Properties IV.	*

14	Code of Ethics.	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 16, 1983 (effective August 1, 1983) under Commission File No. 2-83771.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2004, to announce that NTS Realty Holdings Limited Partnership filed an amendment to Form S-4 with the Securities and Exchange Commission on June 18, 2004. The original Form S-4 was filed on February 4, 2004.

We filed a Form 8-K on August 13, 2004, to announce that NTS Realty Holdings Limited Partnership filed a second amendment to Form S-4 with the Securities and Exchange Commission on August 13, 2004. The original Form S-4 was filed on February 4, 2004.

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

Date: August 16, 2004