Form 10-Q
period 2004-09-30
NTS PROPERTIES IV
filed 2004-11-15
CIK 719589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of September 30, 2004	4

	Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Items 1 - 6	33-35

Signatures	36

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES IV
BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           114,284 $          298,240
Cash and equivalents - restricted                                           63,897             47,101
Accounts receivable, net                                                   135,667            171,432
Land, buildings and amenities, net                                       5,581,140          5,847,221
Investment in and advances to joint ventures                             1,187,094          1,198,424
Other assets                                                                56,876             92,601
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         7,138,958 $        7,655,019
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         2,659,878 $        3,180,515
Accounts payable and accrued expenses                                      364,471            246,940
Security deposits                                                           25,385             28,663
Other liabilities                                                          163,369             75,422
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,213,103          3,531,540

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         3,925,855          4,123,479
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         7,138,958 $        7,655,019
                                                                ==================  =================

NTS-PROPERTIES IV
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       25,834,899 $                -- $        25,834,899
Net income - prior years                               1,061,011              10,719           1,071,730
Net loss - current year                                 (195,650)             (1,976)           (197,626)
Cash distributions declared to date                  (21,586,280)           (218,253)        (21,804,533)
Repurchase of limited partnership interests             (978,615)                 --            (978,615)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2004                $        4,135,365 $          (209,510)$         3,925,855
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       511,773 $      564,562 $    1,602,066 $     1,735,354
Tenant reimbursements                                          45,483         49,642        136,713         136,184
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           557,256        614,204      1,738,779       1,871,538
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            112,013        123,618        361,707         373,853
Operating expenses - affiliated                               113,674         85,495        355,960         276,690
Management fees                                                30,546         35,723         99,023         104,475
Real estate taxes                                              29,907         24,813         91,168          87,345
Professional and administrative expenses                      117,090         53,442        425,059         226,259
Professional and administrative expenses - affiliated          45,547         33,711        125,778         109,737
Depreciation and amortization                                 119,434        127,852        372,342         382,850
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 568,211        484,654      1,831,037       1,561,209
                                                       --------------  -------------  -------------  --------------

OPERATING (LOSS) INCOME                                       (10,955)       129,550        (92,258)        310,329

Interest and other income                                       2,590          3,001          7,075           4,435
Interest expense                                              (51,287)       (64,450)      (164,113)       (202,609)
Loss on disposal of assets                                     (7,846)            --        (11,602)         (3,953)
Income from investment in joint ventures                        5,365         12,747         63,272          85,460
                                                       --------------  -------------  -------------  --------------

Net (loss) income                                     $       (62,133)$       80,848 $     (197,626)$       193,662
                                                       ==============  =============  =============  ==============

Net (loss) income allocated to the limited partners   $       (61,512)$       80,040 $     (195,650)$       191,725
                                                       ==============  =============  =============  ==============

Net (loss) income per limited partnership interest    $         (2.55)$         3.32 $        (8.12)$          7.95
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        24,109         24,109         24,109          24,109
                                                       ==============  =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                              $           (197,626)$            193,662
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Loss of disposal of assets                                               11,602                3,953
    Depreciation and amortization                                           395,426              413,991
    Income from investment in joint ventures                                (63,272)             (85,460)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (16,796)             (91,386)
      Accounts receivable                                                    35,765              (58,000)
      Other assets                                                           12,643              (24,410)
      Accounts payable and accrued expenses                                 117,531               86,654
      Security deposits                                                      (3,278)                (500)
      Other liabilities                                                      87,947               80,972
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              379,942              519,476
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (117,863)             (51,453)
Distributions from joint ventures, net                                       74,602               22,548
                                                                  -----------------    -----------------

     Net cash used in investing activities                                  (43,261)             (28,905)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (520,637)            (449,937)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (520,637)            (449,937)
                                                                  -----------------    -----------------

     Net (decrease) increase in cash and equivalents                       (183,956)              40,634

CASH AND EQUIVALENTS, beginning of period                                   298,240              205,729
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            114,284 $            246,363
                                                                  =================    =================

Interest paid on a cash basis                                  $            161,916 $            199,884
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties IV’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties IV or its interests in its properties and joint ventures.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We had a cash management program which provided for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash was invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2004 we discontinued overnight investments.

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

Note 7 — Investment in Joint Ventures

We own several investments in joint ventures in conjunction with our affiliates. The unconsolidated subsidiaries of NTS-Properties IV consist of NTS/Willows Phase II Joint Venture, NTS Sabal Golf Villas Joint Venture, Plainview Point III Joint Venture, Blankenbaker Business Center Joint Venture and Lakeshore/University II Joint Venture. The interests we own through these unconsolidated subsidiaries are described as follows:

·	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

·	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

·	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

·	A 29.61% joint venture interest in BBC 1A , a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet in Louisville, Kentucky.

·	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by this joint venture appears below:

·	Lakeshore Business Center Phase I — a business center with approximately 103,800 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II — a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended September 30, 2004 and 2003, the unconsolidated joint ventures had total revenues of $2,329,487 and $2,238,201, respectively, and net income of $100,973 and $208,576, respectively.

For the nine months ended September 30, 2004 and 2003, the unconsolidated joint ventures had total revenues of $6,848,420 and $6,786,290, respectively, and net income of $551,334 and $822,310, respectively.

Note 8 — Mortgages Payable

Mortgages payable consists of the following:

                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 8.8%,
repaid in September 2004.                                      $                -- $          349,958

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.               1,362,676          1,450,116

Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.15%, due
January 5, 2013, secured by land, buildings and amenities.               1,297,202          1,380,441
                                                                ------------------  -----------------

                                                               $         2,659,878 $        3,180,515
                                                                ==================  =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of September 30, 2004, the fair value of long-term debt is approximately $2,718,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             99,023 $            104,475
                                                                -------------------  -------------------

Property management                                                         223,434              176,215
Leasing                                                                      45,182               43,202
Administrative - operating                                                   79,520               55,583
Other                                                                         7,824                1,690
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  355,960              276,690
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       125,778              109,737
                                                                -------------------  -------------------

Repair and maintenance fees                                                   3,889                6,738
Leasing commissions                                                           5,788                  655
                                                                -------------------  -------------------

     Total related party transactions capitalized                             9,677                7,393
                                                                -------------------  -------------------

Total related party transactions                               $            590,438 $            498,295
                                                                ===================  ===================

During the nine months ended September 30, 2004 and 2003, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received approximately $7,000 in rental payments from NTS Development Company during each of the nine months ended September 30, 2004 and 2003. The lease term for NTS Development Company ends on August 31, 2006.

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

We are jointly and severally liable for the mortgages and note payable of our unconsolidated joint ventures. The outstanding balance on the mortgages and note payable on September 30, 2004 was $13,291,356. Our financial statements do not reflect a liability for the mortgages and note payable.

On October 18, 2004, the escrow balances of $180,735 at Lakeshore Business Center Phase I and $185,252 at Lakeshore Business Center Phase II were applied to the outstanding principal balance on the respective mortgages. This transaction does not change any terms of the existing mortgages.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued for the settlement of this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the

Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

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

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

Under an indemnification agreement with our general partner, we are responsible for the costs of defending any litigation. For the nine months ended September 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $90,000 and $21,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $291,000 and $69,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of the Partnerships with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of the Partnerships into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

                                                         Three Months Ended September 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          243,783 $           267,990 $           511,773
Tenant reimbursements                                         --              45,483              45,483
                                               -----------------  ------------------  ------------------

     Total revenues                                      243,783             313,473             557,256
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             118,107             107,580             225,687
Management fees                                           12,044              18,502              30,546
Real estate taxes                                         13,260              16,647              29,907
Depreciation and amortization                             51,597              67,654             119,251
                                               -----------------  ------------------  ------------------

     Total operating expenses                            195,008             210,383             405,391
                                               -----------------  ------------------  ------------------

Operating income                                          48,775             103,090             151,865

Interest and other income                                    744               1,461               2,205
Interest expense                                         (48,397)             (2,890)            (51,287)
Loss on disposal of assets                                (2,237)             (5,609)             (7,846)
                                               -----------------  ------------------  ------------------

Net (loss) income                             $           (1,115)$            96,052 $            94,937
                                               =================  ==================  ==================

                                                         Three Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          268,550 $           296,012 $           564,562
Tenant reimbursements                                         --              49,642              49,642
                                               -----------------  ------------------  ------------------

     Total revenues                                      268,550             345,654             614,204
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             107,739             101,374             209,113
Management fees                                           13,188              22,535              35,723
Real estate taxes                                          8,976              15,837              24,813
Depreciation and amortization                             51,167              75,156             126,323
                                               -----------------  ------------------  ------------------

     Total operating expenses                            181,070             214,902             395,972
                                               -----------------  ------------------  ------------------

Operating income                                          87,480             130,752             218,232

Interest and other income                                    242               1,811               2,053
Interest expense                                         (52,405)            (12,045)            (64,450)
                                               -----------------  ------------------  ------------------

Net income                                    $           35,317 $           120,518 $           155,835
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2004
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          804,755 $           797,311 $         1,602,066
Tenant reimbursements                                         --             136,713             136,713
                                               -----------------  ------------------  ------------------

     Total revenues                                      804,755             934,024           1,738,779
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             375,723             341,944             717,667
Management fees                                           41,061              57,962              99,023
Real estate taxes                                         39,780              51,388              91,168
Depreciation and amortization                            153,602             215,499             369,101
                                               -----------------  ------------------  ------------------

     Total operating expenses                            610,166             666,793           1,276,959
                                               -----------------  ------------------  ------------------

Operating income                                         194,589             267,231             461,820

Interest and other income                                    992               4,685               5,677
Interest expense                                        (148,260)            (15,853)           (164,113)
Loss on disposal of assets                                (5,993)             (5,609)            (11,602)
                                               -----------------  ------------------  ------------------

Net income                                    $           41,328 $           250,454 $           291,782
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $          846,360 $           888,994 $         1,735,354
Tenant reimbursements                                         --             136,184             136,184
                                               -----------------  ------------------  ------------------

     Total revenues                                      846,360           1,025,178           1,871,538
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             329,555             320,988             650,543
Management fees                                           42,851              61,624             104,475
Real estate taxes                                         39,834              47,511              87,345
Depreciation and amortization                            154,134             224,129             378,263
                                               -----------------  ------------------  ------------------

     Total operating expenses                            566,374             654,252           1,220,626
                                               -----------------  ------------------  ------------------

Operating income                                         279,986             370,926             650,912

Interest and other income                                    188               2,872               3,060
Interest expense                                        (160,106)            (42,503)           (202,609)
Loss on disposal of assets                                    --              (3,953)             (3,953)
                                               -----------------  ------------------  ------------------

Net income                                    $          120,068 $           327,342 $           447,410
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements for the three and nine months ended September 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            119,251 $            126,323
Depreciation and amortization for Partnership                                183                1,529
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            119,434 $            127,852
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              2,205 $              2,053
Interest and other income for Partnership                                    385                  948
                                                             -------------------  -------------------

     Total interest and other income                        $              2,590 $              3,001
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $             94,937 $            155,835
Net loss for Partnership (1)                                            (157,070)             (74,987)
                                                             -------------------  -------------------

     Total net (loss) income                                $            (62,133)$             80,848
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

                                                                        Nine Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            369,101 $            378,263
Depreciation and amortization for Partnership                              3,241                4,587
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            372,342 $            382,850
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              5,677 $              3,060
Interest and other income for Partnership                                  1,398                1,375
                                                             -------------------  -------------------

     Total interest and other income                        $              7,075 $              4,435
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            291,782 $            447,410
Net loss for Partnership (1)                                            (489,408)            (253,748)
                                                             -------------------  -------------------

     Total net (loss) income                                $           (197,626)$            193,662
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

Recognition of Rental Income

Our apartment community has operating leases with apartment residents with terms generally of 12 months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” cash collected for rent exceeded rental income by approximately $19,000 for the nine months ended September 30, 2004, while the rental income exceeded the cash collected for rent by approximately $8,000 for the nine months ended September 30, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                             Three Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        243,783 $         313,473 $             -- $         557,256
Operating expenses and operating
  expenses - affiliated                                118,107           107,580               --           225,687
Depreciation and amortization                           51,597            67,654              183           119,434
Interest expense                                       (48,397)           (2,890)              --           (51,287)
Net (loss) income                                       (1,115)           96,052         (157,070)          (62,133)

                                                             Three Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        268,550 $         345,654 $             -- $         614,204
Operating expenses and operating
  expenses - affiliated                                107,739           101,374               --           209,113
Depreciation and amortization                           51,167            75,156            1,529           127,852
Interest expense                                       (52,405)          (12,045)              --           (64,450)
Net income (loss)                                       35,317           120,518          (74,987)           80,848

                                                             Nine Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        804,755 $         934,024 $             -- $       1,738,779
Operating expenses and operating
  expenses - affiliated                                375,723           341,944               --           717,667
Depreciation and amortization                          153,602           215,499            3,241           372,342
Interest expense                                      (148,260)          (15,853)              --          (164,113)
Net income (loss)                                       41,328           250,454         (489,408)         (197,626)

                                                             Nine Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $        846,360 $       1,025,178 $             -- $       1,871,538
Operating expenses and operating
  expenses - affiliated                                329,555           320,988               --           650,543
Depreciation and amortization                          154,134           224,129            4,587           382,850
Interest expense                                      (160,106)          (42,503)              --          (202,609)
Net income (loss)                                      120,068           327,342         (253,748)          193,662

During our most recent operating period net revenues for the residential segment have decreased primarily due to lower average occupancy and decreased rental rates per unit. Net revenues for the commercial segment have decreased primarily due to lower average occupancy. Operating expenses have remained relatively stable, while operating expenses – affiliated have increased as the result of increased personnel and annual salary increases at both the residential and commercial segments. Depreciation expense has remained level, while interest expense has decreased due to lower debt balances. The expenses related to our ongoing litigation filed by limited partners and settlement directed merger costs have negatively impacted our partnership net losses.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                  $       184,348 $      197,360 $      556,429 $       581,400
Plainview Point Office Center Phases I & II                   129,125        148,294        377,595         443,778
The Willows of Plainview Phase I                              243,783        268,550        804,755         846,360

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (9.70%)             $       267,645 $      306,070 $      845,253 $       925,962
Golf Brook Apartments (3.97%)                                 746,145        765,716      2,173,125       2,226,491
Plainview Point Office Center Phase III (4.96%)               196,573        125,174        517,451         383,437
Blankenbaker Business Center 1A (29.61%)                      237,253        237,253        711,759         711,758
Lakeshore Business Center Phase I (10.92%)                    368,528        358,083      1,109,234       1,153,987
Lakeshore Business Center Phase II (10.92%)                   365,532        332,046      1,067,678       1,112,246
Lakeshore Business Center Phase III (10.92%)                  147,811        113,859        423,920         272,409

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where rental income and tenant reimbursements trended up at this recently constructed property.

The occupancy levels at our properties and joint ventures as of September 30, 2004 and 2003 were as follows:

                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                                 88%                 91%
Plainview Point Office Center Phases I & II                          77%                 85%
The Willows of Plainview Phase I                                     78%                 92%

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (9.70%)                            82%                 83%
Golf Brook Apartments (3.97%)                                        99%                 97%
Plainview Point Office Center Phase III (4.96%)                      78%                 52%
Blankenbaker Business Center 1A (29.61%)                            100%                100%
Lakeshore Business Center Phase I (10.92%)                           72%                 72%
Lakeshore Business Center Phase II (10.92%)                          73%                 78%
Lakeshore Business Center Phase III (10.92%)                         89%                 89%

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend except for Plainview Point Office Center Phase III where we expect there will be a protracted period for the property to become fully leased again.

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                        88%             91%            88%            91%
Plainview Point Office Center Phases I & II                 77%             85%            74%            85%
The Willows of Plainview Phase I                            82%             90%            87%            93%

Joint Venture Properties
(Ownership % on September 30, 2004)
The Willows of Plainview Phase II (9.70%)                   79%             87%            81%            85%
Golf Brook Apartments (3.97%)                               98%             96%            95%            93%
Plainview Point Office Center Phase III (4.96%)             78%             50%            70%            49%
Blankenbaker Business Center 1A (29.61%)                   100%            100%           100%           100%
Lakeshore Business Center Phase I (10.92%)                  72%             71%            72%            70%
Lakeshore Business Center Phase II (10.92%)                 77%             81%            79%            81%
Lakeshore Business Center Phase III (10.92%)                89%             72%            89%            49%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where average occupancy has trended up at this recently constructed property.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended September 30, 2004 and 2003 were approximately $557,000 and $614,000, respectively. The decrease of $57,000, or 9%, was primarily due to decreased average occupancy at The Willows of Plainview Phase I, Plainview Point Office Center Phases I and II and Commonwealth Business Center Phase I, in addition to decreased average rental rates per unit at The Willows of Plainview Phase I. Our rental income and tenant reimbursements for the nine months ended September 30, 2004 and 2003 were approximately $1,739,000 and $1,872,000, respectively. The decrease of $133,000, or 7%, was primarily due to decreased average occupancy at Plainview Point Phases I and II, The Willows of Plainview Phase I and Commonwealth Business Center Phase I, in addition to decreased average rental rates per unit at The Willows of Plainview Phase I. The decrease is partially offset by decreased free rent at Commonwealth Business Center Phase I.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Our operating expenses-affiliated for the three months ended September 30, 2004 and 2003 were approximately $113,000 and $85,000, respectively. The increase of $28,000, or 33%, was primarily due to personnel changes at The Willows of Plainview Phase I and increased personnel at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II. Our operating expenses-affiliated for the nine months ended September 30, 2004 and 2003 were approximately $356,000 and $277,000, respectively. The increase of $79,000, or 29%, was primarily due to increased personnel at The Willows of Plainview Phase I, Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II, as well as personnel changes at The Willows of Plainview Phase I.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Our real estate taxes for the three months ended September 30, 2004 and 2003 were approximately $30,000 and $25,000, respectively. The increase of $5,000, or 20%, was primarily due to a higher tax assessment for The Willows of Plainview Phase I in 2004. Our real estate taxes did not change significantly between the nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended September 30, 2004 were approximately $117,000 and $53,000, respectively. Our professional and administrative expenses for the nine months ended September 30, 2004 were approximately $425,000 and $226,000, respectively. The increase of $64,000 and $199,000, or 88%, respectively, was primarily the result of costs incurred for legal and professional fees related to our settlement directed merger costs and litigation filed by limited partners. See Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated for the three months ended September 30, 2004 and 2003 were approximately $46,000 and $34,000, respectively. Our professional and administrative expenses – affiliated for the nine months ended September 30, 2004 and 2003 were approximately $126,000 and $110,000, respectively. The increase of $12,000, or 35%, and $16,000, or 15%, respectively, was primarily the result of changes in personnel and annual salary increases.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses — affiliated consisted of approximately the following for the periods presented:

                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Finance                                                      $            32,000 $           25,000
Accounting                                                                61,000             48,000
Investor Relations                                                        14,000             16,000
Human Resources                                                            8,000              8,000
Overhead                                                                  11,000             13,000
                                                              ------------------  -----------------

Total                                                        $           126,000 $          110,000
                                                              ==================  =================

Depreciation and Amortization

Our depreciation and amortization did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense for the three months ended September 30, 2004 and 2003 was approximately $51,000 and $64,000, respectively. Our interest expense for the nine months ended September 30, 2004 and 2003 was approximately $165,000 and $203,000, respectively. The decrease of $13,000, or 20%, and $38,000 or 19%, respectively, was primarily the result of principal payments made in 2004, which reduced the outstanding balances on our mortgages payable at The Willows of Plainview Phase I and Commonwealth Business Center Phase I. The mortgage payable for Commonwealth Business Center Phase I was repaid in September 2004.

Loss on Disposal of Assets

The loss on disposal of assets for the three months ended September 30, 2004 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II in relation to the roof replacement. The loss can also be attributed to the retirement of assets at The Willows of Plainview Phase I in relation to HVAC replacements. The loss on disposal of assets for the nine months ended September 30, 2004 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II and The Willows of Plainview Phase I as mentioned above as well as land improvements for The Willows of Plainview Phase I. The loss on disposal of assets for the nine months ended September 30, 2003 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II in relation to tenant finish. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Income from Investment in Joint Ventures

Our income from investment in joint ventures for the three months ended September 30, 2004 and 2003 was approximately $5,000 and $13,000, respectively. Our income from investment in joint ventures for the nine months ended September 30, 2004 and 2003 was approximately $63,000 and $85,000, respectively. The decrease of $8,000, or 62%, and $22,000, or 26%, respectively, was the result of increased net loss from the Lakeshore/University II Joint Venture and The Willows of Plainview Phase II and decreased net income at Golf Brook Apartments. The decrease is partially offset by increased net income at Blankenbaker Business Center 1A and Plainview Point Office Center Phase III.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003.

Cash flows (used in) provided by:

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             379,942 $              519,476
Investing activities                                                         (43,261)               (28,905)
Financing activities                                                        (520,637)              (449,937)
                                                                  ------------------    -------------------

     Net (decrease) increase in cash and equivalents           $            (183,956)$               40,634
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $519,000 for the nine months ended September 30, 2003 to approximately $380,000 for the nine months ended September 30, 2004. The $139,000 decrease was primarily due to decreased net income from operations as a result of increased expenses associated with our litigation filed by limited partners and settlement directed merger costs. The decrease is partially offset by increased cash collection of outstanding accounts receivable.

Net cash used in investing activities increased from approximately $29,000 for the nine months ended September 30, 2003 to approximately $43,000 for the nine months ended September 30, 2004. The increase is primarily due to increased capital expenditures at Commonwealth Business Center Phase I, Plainview Point Office Center Phases I and II and The Willows of Plainview Phase I. The increase is partially offset by increases in cash flows from our joint ventures investments.

Net cash used in financing activities increased from approximately $450,000 for the nine months ended September 30, 2003 to approximately $521,000 for the nine months ended September 30, 2004. The increase was the result of continued principal payments made on The Willows of Plainview Phase I and Commonwealth Business Center Phase I mortgages. The mortgage at Commonwealth Business Center Phase I was repaid in September 2004.

Due to the fact that no distributions were made during the nine months ended September 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

On October 18, 2004, the escrow balances of $180,735 at Lakeshore Business Center Phase I and $185,252 at Lakeshore Business Center Phase II were applied to the outstanding principal balances on the respective mortgages. This transaction does not change any terms of the existing mortgages.

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

Over the next 12 months we have planned various building improvements and repair projects for both the commercial and residential segments. At Commonwealth Business Center Phase I we plan to perform HVAC replacements for an estimated cost of approximately $32,000 and reseal and stripe the parking lot for an estimated cost of approximately $10,000. At Plainview Point Office Center Phases I and II we plan to upgrade the security system for an estimated cost of approximately $8,000, perform HVAC replacements for an estimated cost of approximately $13,000, and repair the vinyl floor covering in the stairways for an estimated cost of approximately $6,000. At The Willows of Plainview Phase I we plan to install chimney saddles for an estimated cost of approximately $28,000, perform HVAC replacements for an estimated cost of approximately $31,000, repair the sidewalks for an estimated cost of approximately $14,000, install security alarms for an estimated cost of approximately $15,000, perform pest control for termites for an estimated cost of approximately $9,000 and resurface the tennis court for and estimated cost of approximately $8,000.

A major tenant at Commonwealth Business Center Phase I, currently occupying 40,079 square feet, or 48% of the building, intends to vacate their space at the end of their lease term, which expires November 9, 2004. This vacancy will leave Commonwealth Business Center Phase I with occupancy of only 40%. This may significantly impact our liquidity and could result in significant costs to refurbish the vacated space and locate new tenants, currently estimated to be approximately $147,000. It is estimated that an additional $59,000 will be needed for tenant improvements in order to bring the building up to full occupancy and retain existing tenants.

We have also planned various building improvements and repair projects at our joint venture properties for both the commercial and residential segments. At Lakeshore Business Center Phase I we plan to install security cameras for an estimated cost of approximately $15,000, repaint the building exteriors for an estimated cost of approximately $30,000, redecorate the building corridors and restrooms for an estimated cost of approximately $30,000, and perform HVAC replacements for an estimated cost of approximately $38,000. Our share of the cost for the planned building improvements and repair projects at Lakeshore Business Center Phase I is approximately $12,000. At Lakeshore Business Center Phase II we plan to install security cameras for an estimated cost of approximately $14,000 and perform HVAC replacements for an estimated cost of approximately $16,000. Our share of the cost for the planned building improvements and repair projects at Lakeshore Business Center Phase II is approximately $3,000. At The Willows of Plainview Phase II we plan to install chimney saddles for an estimated cost of approximately $28,000, perform HVAC replacements for an estimated cost of approximately $31,000, repair the sidewalks for an estimated cost of approximately $17,000, install security alarms for an estimated cost of approximately $8,000 and resurface the tennis court for and estimated cost of approximately $9,000. Our share of the cost for the planned building improvements and repair projects at The Willows of Plainview Phase II is approximately $9,000.

We are currently in negotiations with the sole tenant of one of our joint venture commercial buildings to renew their expiring lease. As part of the lease renewal, we estimate that approximately $2,649,000 in capital improvements will be required. These capital improvements include courtyard, restroom and loading dock renovations, monument signage, a new parking lot, a new visitor entrance, ceiling tile replacements, exterior window modifications, new computer cabling, HVAC replacements and upgrades, sewer system repairs, design fees and tenant finish. Failure of this tenant to renew their lease would result in a loss of annual rental revenue and operating expense recoveries to the joint venture. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly affect our liquidity and could result in significant cost to refurbish the vacated space and locate a new tenant.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant, who occupied 16,895 square feet or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy there has been a protracted period for the property to become fully leased again. On April 16, 2004, a tenant took occupancy of approximately 10,800 square feet of Plainview Point Office Center Phase III, which brought the building up to 78% occupancy at September 30, 2004. On September 24, 2004, a tenant leased approximately 8,300 square feet of Plainview Point Office Center Phase III with an expected move in date of November 1, 2004. If this occurs, it will bring the building occupancy to 91% by the end of the year. The lease agreement provides for tenant finish estimated to cost approximately $101,000, of which our share will be approximately $5,000.

As of September 30, 2004, we have a commitment from a tenant to lease approximately 6,000 square feet of Lakeshore Business Center Phase II. The lease agreement calls for tenant finish, estimated to cost approximately $22,000 of which our share will be approximately $2,000. Through September 30, 2004, approximately $13,000 of the tenant finish cost has been incurred of which our share is approximately $1,000.

As of September 30, 2004, we have a commitment from a tenant to lease approximately 4,000 square feet of Lakeshore Business Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $163,000 of which our share will be approximately $18,000. Through September 30, 2004, approximately $98,000 of the tenant finish cost has been incurred of which our share is approximately $11,000.

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

We had no other material commitments for renovations or capital improvements as of September 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $291,000 and $69,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”) into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate. On September 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $101,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

Reports on Form 8-K

We filed a Form 8-K on August 17, 2004, to inform investors of a mini-tender offer by CMG Partners, LLC to purchase their interests in NTS-Properties IV for $350 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on October 29, 2004 to announce that on October 25, 2004 and October 27, 2004, NTS Realty Holdings Limited Partnership (“NTS Realty”) filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4. NTS Realty filed the original Form S-4 on February 4, 2004, Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

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

Date: November 15, 2004